Form 10-Q
period 2023-09-30
INSPERITY, INC.
filed 2023-10-31
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	September 30, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of October 24, 2023, 37,280,637 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base these forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
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

Insperity | 2023 Third Quarter Form 10-Q	4

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

Insperity | 2023 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$678,588	$732,828
Restricted cash	51,263	49,779
Marketable securities	13,837	33,068
Accounts receivable, net	656,695	622,764
Prepaid insurance and related assets	21,260	11,706
Other current assets	56,037	61,728
Total current assets	1,477,680	1,511,873
Property and equipment, net of accumulated depreciation	190,672	199,992
Right-of-use (“ROU”) leased assets	53,949	56,532
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	197,466	196,370
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	10,066	15,533
Other assets	37,030	29,354
Total assets	$1,996,470	$2,039,261
Liabilities and stockholders' equity
Accounts payable	$7,207	$7,732
Payroll taxes and other payroll deductions payable	518,061	556,085
Accrued worksite employee payroll costs	559,931	513,397
Accrued health insurance costs	50,760	53,402
Accrued workers’ compensation costs	55,005	53,485
Accrued corporate payroll and commissions	65,082	89,147
Income taxes payable	428	6,949
Other accrued liabilities	64,883	73,173
Total current liabilities	1,321,357	1,353,370
Accrued workers’ compensation costs, net of current	170,609	179,629
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	51,985	55,587
Total noncurrent liabilities	591,994	604,616
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	173,307	151,144
Treasury stock, at cost	(830,988)	(725,532)
Retained earnings	740,245	655,108
Total stockholders' equity	83,119	81,275
Total liabilities and stockholders’ equity	$1,996,470	$2,039,261
See accompanying notes.

Insperity | 2023 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022

Revenues(1)	$1,550,887	$1,439,160	$4,905,668	$4,449,104
Payroll taxes, benefits and workers’ compensation costs	1,292,956	1,194,607	4,090,952	3,678,909
Gross profit	257,931	244,553	814,716	770,195
Salaries, wages and payroll taxes	113,074	109,525	348,557	323,486
Stock-based compensation	15,210	13,341	41,676	38,818
Commissions	10,773	11,068	33,828	32,121
Advertising	7,240	9,790	29,775	30,812
General and administrative expenses	41,504	38,115	132,699	115,215
Depreciation and amortization	10,666	10,083	31,903	30,367
Total operating expenses	198,467	191,922	618,438	570,819
Operating income	59,464	52,631	196,278	199,376
Other income (expense):
Interest income	7,950	2,808	24,693	3,901
Interest expense	(7,047)	(4,082)	(19,939)	(8,698)
Income before income tax expense	60,367	51,357	201,032	194,579
Income tax expense	16,035	13,688	49,211	53,427
Net income	$44,332	$37,669	$151,821	$141,152

Net income per share of common stock
Basic	$1.17	$0.99	$4.00	$3.70
Diluted	$1.16	$0.98	$3.94	$3.66
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Gross billings	$10,067,191	$9,528,695	$31,762,946	$29,111,243
Less: WSEE payroll cost	8,516,304	8,089,535	26,857,278	24,662,139
Revenues	$1,550,887	$1,439,160	$4,905,668	$4,449,104
See accompanying notes.

Insperity | 2023 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2023	2022

Cash flows from operating activities
Net income	$151,821	$141,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,903	30,367
Stock-based compensation	41,676	38,818
Deferred income taxes	5,467	4,144
Changes in operating assets and liabilities:
Accounts receivable	(33,931)	(45,394)
Prepaid insurance and related assets	(9,554)	(19,083)
Other current assets	584	1,839
Other assets and ROU assets	3,740	(1,985)
Accounts payable	(525)	(946)
Payroll taxes and other payroll deductions payable	(38,024)	(115,763)
Accrued worksite employee payroll costs	46,534	85,333
Accrued health insurance costs	(2,642)	14,857
Accrued workers’ compensation costs	(7,500)	(11,541)
Accrued corporate payroll, commissions and other accrued liabilities	(42,757)	(12,636)
Income taxes payable/receivable	(6,521)	12,868
Total adjustments	(11,550)	(19,122)
Net cash provided by operating activities	140,271	122,030

Cash flows from investing activities
Marketable securities:
Purchases	(39,596)	(35,618)
Proceeds from maturities	32,105	32,215
Proceeds from dispositions	27,735	—
Property and equipment purchases	(22,526)	(16,448)
Net cash used in investing activities	(2,282)	(19,851)

Cash flows from financing activities
Purchase of treasury stock	(131,473)	(63,420)
Dividends paid	(62,969)	(56,866)
Other	(314)	(3,130)
Net cash used in financing activities	(194,756)	(123,416)
Net decrease in cash, cash equivalents, restricted cash and funds held for clients	(56,767)	(21,237)
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	1,013,919	839,500
Cash, cash equivalents, restricted cash and funds held for clients end of period	$957,152	$818,263

Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$11,678	$4,513
Excise tax liability accrued for common stock repurchases	545	—
See accompanying notes.

Insperity | 2023 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and 2022

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2022	55,489	$555	$151,144	$(725,532)	$655,108	$81,275
Purchase of treasury stock, at cost	—	—	—	(132,018)	—	(132,018)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21,231)	25,024	(3,793)	—
Stock-based compensation expense	—	—	41,360	316	—	41,676
Other	—	—	2,034	1,222	—	3,256
Dividends paid	—	—	—	—	(62,969)	(62,969)
Unrealized gain on marketable securities, net of tax	—	—	—	—	78	78
Net income	—	—	—	—	151,821	151,821
Balance at September 30, 2023	55,489	$555	$173,307	$(830,988)	$740,245	$83,119

Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$553,581	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(63,420)	—	(63,420)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,285)	10,443	(1,158)	—
Stock-based compensation expense	—	—	37,866	952	—	38,818
Other	—	—	1,610	1,068	—	2,678
Dividends paid	—	—	—	—	(56,866)	(56,866)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(85)	(85)
Net income	—	—	—	—	141,152	141,152
Balance at September 30, 2022	55,489	$555	$139,370	$(716,046)	$636,624	$60,503

Insperity | 2023 Third Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended September 30, 2023 and 2022

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at June 30, 2023	55,489	$555	$157,526	$(744,788)	$717,226	$130,519
Purchase of treasury stock, at cost	—	—	—	(86,645)	—	(86,645)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(54)	62	(8)	—
Stock-based compensation expense	—	—	15,209	1	—	15,210
Other	—	—	626	382	—	1,008
Dividends paid	—	—	—	—	(21,338)	(21,338)
Unrealized gain on marketable securities, net of tax	—	—	—	—	33	33
Net income	—	—	—	—	44,332	44,332
Balance at September 30, 2023	55,489	$555	$173,307	$(830,988)	$740,245	$83,119

Balance at June 30, 2022	55,489	$555	$125,622	$(709,810)	$618,765	$35,132
Purchase of treasury stock, at cost	—	—	—	(6,615)	—	(6,615)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(37)	44	(7)	—
Stock-based compensation expense	—	—	13,339	2	—	13,341
Other	—	—	446	333	—	779
Dividends paid	—	—	—	—	(19,769)	(19,769)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(34)	(34)
Net income	—	—	—	—	37,669	37,669
Balance at September 30, 2022	55,489	$555	$139,370	$(716,046)	$636,624	$60,503
See accompanying notes.

Insperity | 2023 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2022. Our Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at September 30, 2023 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2023 and 2022, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022 and our Consolidated Statements of Stockholders’ Equity for the three and nine month periods ended September 30, 2023 and 2022, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $644.4 million and $600.4 million at September 30, 2023 and December 31, 2022, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.

Insperity | 2023 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change

Northeast	$415,318	$385,541	7.7%	$1,333,456	$1,224,142	8.9%
Southeast	221,930	197,131	12.6%	681,866	592,116	15.2%
Central	282,248	256,150	10.2%	885,960	779,500	13.7%
Southwest	295,142	280,299	5.3%	942,929	869,073	8.5%
West	320,567	305,465	4.9%	1,013,669	940,617	7.8%
	1,535,205	1,424,586	7.8%	4,857,880	4,405,448	10.3%
Other revenue	15,682	14,574	7.6%	47,788	43,656	9.5%
Total revenue	$1,550,887	$1,439,160	7.8%	$4,905,668	$4,449,104	10.3%
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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at September 30, 2023, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2023, Plan Costs were less than the net premiums paid and owed to United by $18.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $9.8 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2023 were $42.9 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2023 included a decrease of $13.9 million for changes in estimated run-off related to prior periods, net of Pooling Limit. Our

Insperity | 2023 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2023 and 2022, we reduced accrued workers’ compensation costs by $26.2 million and $35.3 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2023 period was 4.2% and in the 2022 period was 2.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Beginning balance, January 1,	$229,408	$239,623
Accrued claims	44,292	33,467
Present value discount, net of accretion	(10,233)	(6,485)
Paid claims	(41,595)	(40,112)
Ending balance	$221,872	$226,493

Current portion of accrued claims	$51,263	$51,829
Long-term portion of accrued claims	170,609	174,664
Total accrued claims	$221,872	$226,493
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2023 includes $3.7 million of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $249.5 million as of September 30, 2023 and $245.5 million as of September 30, 2022.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation

Insperity | 2023 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first nine months of 2023, we received $43.4 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits - workers’ compensation. At September 30, 2023, we had restricted cash of $51.3 million and deposits – workers’ compensation of $197.5 million.
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
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2023			December 31, 2022
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$577,070	$—	$577,070	$678,512	$—	$678,512
Investment holdings	102,833	13,837	116,670	56,963	33,068	90,031
Total financial assets	679,903	13,837	693,740	735,475	33,068	768,543
Cash in demand accounts	14,523	—	14,523	41,047	—	41,047
Outstanding checks	(15,838)	—	(15,838)	(43,694)	—	(43,694)
Total	$678,588	$13,837	$692,425	$732,828	$33,068	$765,896
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2023 and December 31, 2022 included $482.7 million and $504.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $20.2 million and $36.8 million, respectively, in client prepayments. At September 30, 2023, our cash, cash equivalents and marketable securities included $149.3 million of funds we received in late September 2023 from the Internal Revenue Service for employee retention tax credits claimed by our PEO clients under the COVID relief programs, that were distributed to clients in early October 2023.

Insperity | 2023 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$732,828	$575,812
Restricted cash	49,779	46,929
Other current assets - funds held for clients(1)	34,942	31,732
Deposits – workers’ compensation	196,370	185,027
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	$1,013,919	$839,500

Cash and cash equivalents	$678,588	$562,143
Restricted cash	51,263	51,829
Other current assets - funds held for clients(1)	29,835	25,277
Deposits – workers’ compensation	197,466	179,014
Cash, cash equivalents, restricted cash and funds held for clients end of period	$957,152	$818,263
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
Payroll Taxes and Other Payroll Deductions Payable
As a co-employer, we generally assume responsibility for the withholding and remittance of federal and state payroll taxes and other payroll deductions with respect to wages and salaries paid to our WSEEs. As of September 30, 2023 and December 31, 2022, payroll taxes and other payroll deductions payable were $518.1 million and $556.1 million, respectively. The balance at September 30, 2023 includes $149.3 million of funds we received in late September 2023 from the Internal Revenue Service for employee retention tax credits claimed by our PEO clients under the COVID relief programs, that were distributed to clients in early October 2023.

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
•Level 3 - significant unobservable inputs

Insperity | 2023 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2023			December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$679,903	$679,903	$—	$735,475	$735,475	$—
U.S. Treasury bills	13,837	13,837	—	29,703	29,703	—
Municipal bonds	—	—	—	3,365	—	3,365
Total financial assets	$693,740	$693,740	$—	$768,543	$765,178	$3,365
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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2023
U.S. Treasury bills	$13,842	$1	$(6)	$13,837

December 31, 2022
U.S. Treasury bills	$29,782	$—	$(79)	$29,703
Municipal bonds	3,369	—	(4)	3,365
As of September 30, 2023, the contractual maturities of the marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2023, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At September 30, 2023, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $279.6 million.
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted

Insperity | 2023 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2023 was 6.75%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2023.

6.	Stockholders' Equity
During the first nine months of 2023, we repurchased or withheld an aggregate of 1,258,702 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2023, 1,062,598 shares were repurchased under the Repurchase Program. On August 1, 2023, we announced that our Board authorized an increase of 2,000,000 shares that may be repurchased under the Repurchase Program. As of September 30, 2023, we were authorized to repurchase an additional 1,969,562 shares under the Repurchase Program.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the nine months ended September 30, 2023, we recorded the applicable excise tax in treasury stock as part of the cost basis of stock repurchased and recorded a corresponding liability for the excise tax payable in other accrued liabilities in our Condensed Consolidated Balance Sheet.
Withheld Shares
During the nine months ended September 30, 2023, we withheld 196,104 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2023	2022

First quarter	$0.52	$0.45
Second quarter	0.57	0.52
Third quarter	0.57	0.52
During the nine months ended September 30, 2023 and 2022, we paid dividends totaling $63.0 million and $56.9 million, respectively.

Insperity | 2023 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income	$44,332	$37,669	$151,821	$141,152
Less distributed and undistributed earnings allocated to participating securities	—	—	—	(27)
Net income allocated to common shares	$44,332	$37,669	$151,821	$141,125

Weighted average common shares outstanding	37,758	38,017	37,991	38,177
Incremental shares from assumed time-vested and performance-based RSU awards	438	529	503	431
Adjusted weighted average common shares outstanding	38,196	38,546	38,494	38,608

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	14	15	6	13

8.	Commitments and Contingencies
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

Insperity | 2023 Third Quarter Form 10-Q	18

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
2023 Highlights
Third Quarter 2023 Compared to Third Quarter 2022
•Average number of WSEEs paid per month increased 4.0%
•Net income and diluted earnings per share (“diluted EPS”) increased 17.7% and 18.4% to $44.3 million and $1.16, respectively
•Adjusted EPS increased 18.7% to $1.46
•Adjusted EBITDA increased 18.2% to $94.3 million
First Nine Months 2023 Compared to First Nine Months 2022
•Average number of WSEEs paid per month increased 7.0%
•Net income and diluted EPS increased 7.6% and 7.7% to $151.8 million and $3.94, respectively
•Adjusted EPS increased 8.7% to $4.76
•Adjusted EBITDA increased 8.9% to $297.6 million

Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2023 Third Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

Financial data:
Revenues	$1,550,887	$1,439,160	7.8%	$4,905,668	$4,449,104	10.3%
Gross profit	257,931	244,553	5.5%	814,716	770,195	5.8%
Operating expenses	198,467	191,922	3.4%	618,438	570,819	8.3%
Operating income	59,464	52,631	13.0%	196,278	199,376	(1.6)%
Other income (expense), net	903	(1,274)	170.9%	4,754	(4,797)	199.1%
Net income	44,332	37,669	17.7%	151,821	141,152	7.6%
Diluted EPS	1.16	0.98	18.4%	3.94	3.66	7.7%

Non-GAAP financial measures(1):
Adjusted net income	$55,582	$47,420	17.2%	$183,295	$169,311	8.3%
Adjusted EBITDA	94,315	79,811	18.2%	297,622	273,410	8.9%
Adjusted EPS	1.46	1.23	18.7%	4.76	4.38	8.7%

Average WSEEs paid	315,340	303,347	4.0%	311,112	290,838	7.0%

Statistical data (per WSEE per month):
Revenues(2)	$1,639	$1,581	3.7%	$1,752	$1,700	3.1%
Gross profit	273	269	1.5%	291	294	(1.0)%
Operating expenses	210	211	(0.5)%	221	218	1.4%
Operating income	63	58	8.6%	70	76	(7.9)%
Net income	47	41	14.6%	54	54	—
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2023	2022	2023	2022
Gross billings	$10,642	$10,470	$11,344	$11,122
Less: WSEE payroll cost	9,003	8,889	9,592	9,422
Revenues	$1,639	$1,581	$1,752	$1,700

Insperity | 2023 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEEs
•Adjusted EBITDA
•Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in WSEEs paid at existing clients through new hires and employee terminations.

•During Q3 2023, WSEEs paid increased 4.0% compared to Q3 2022. The net gain in our client base declined when compared to Q3 2022, while client retention and the number of WSEEs paid from new client sales remained consistent compared to Q3 2022.

•During the first nine months of 2023 (“YTD 2023”), WSEEs paid increased 7.0% compared to the first nine months of 2022 (“YTD 2022”). The number of WSEEs paid from new client sales slightly declined and the net gain in our client base significantly declined when compared to YTD 2022, while client retention remained consistent compared to YTD 2022.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2023 Third Quarter Form 10-Q	21

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

Insperity | 2023 Third Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Third Quarter 2023 Compared to Third Quarter 2022
Our revenues for Q3 2023 were $1.6 billion, an increase of 7.8%, primarily due to the following:
•Average WSEEs paid increased 4.0%.
•Revenues per WSEE per month increased 3.7%, or $58.
First Nine Months 2023 Compared to First Nine Months 2022
Our revenues for YTD 2023 were $4.9 billion, an increase of 10.3%, primarily due to the following:
•Average WSEEs paid increased 7.0%.
•Revenues per WSEE per month increased 3.1%, or $52.

Insperity | 2023 Third Quarter Form 10-Q	23

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
(in thousands)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

The middle market sector, which we generally define as those companies with approximately 150 to 5,000 WSEEs, includes smaller clients whose number of WSEEs has grown to approximately 150 or more WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 13.4% during YTD 2023 compared to YTD 2022, representing approximately 26.1% and 24.6% of our total average paid WSEEs during YTD 2023 and YTD 2022, respectively.

Insperity | 2023 Third Quarter Form 10-Q	24

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Insperity | 2023 Third Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2023 Compared to Third Quarter 2022
Gross profit for Q3 2023 increased 5.5% to $257.9 million compared to $244.6 million in Q3 2022. Gross profit per WSEE per month for Q3 2023 increased $4 to $273 compared to $269 in Q3 2022 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $58 due to higher average pricing of 3.7%.
The net decrease in direct costs between Q3 2023 and Q3 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $7.6 million as discussed below. The $54 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $39 per WSEE per month and increased 5.4% on a cost per covered employee basis in Q3 2023 as compared to Q3 2022.
•The percentage of WSEEs covered under our health insurance plans was 64.6% in Q3 2023 compared to 64.7% in Q3 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $23.0 million, or $24 per WSEE per month, in Q3 2023 compared to a decrease in costs of $16.6 million, or $18 per WSEE per month, in Q3 2022.
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
•Workers’ compensation costs decreased $3 per WSEE per month in Q3 2023 compared to Q3 2022 on a 6.4% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.21% in Q3 2023 and 0.25% in Q3 2022.
•We recorded a reduction in workers’ compensation costs of $10.6 million, or 0.13% of non-bonus payroll costs in Q3 2023, as a result of closing out claims at lower than expected costs. In Q3 2022, we recorded a reduction of $9.4 million, or 0.12% of non-bonus payroll costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 7.1% on a 5.3% increase in payroll costs, or $17 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 6.2% in Q3 2023 and 6.1% in Q3 2022.
First Nine Months 2023 Compared to First Nine Months 2022
Gross profit for YTD 2023 increased 5.8% to $814.7 million compared to $770.2 million in YTD 2022. Gross profit per WSEE per month for YTD 2023 decreased $3 to $291 compared to $294 in YTD 2022 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $52 due to higher average pricing of 3.1%.

Insperity | 2023 Third Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The net decrease in direct costs between YTD 2023 and YTD 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $17.6 million as discussed below. The $55 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $37 per WSEE per month and increased 5.8% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 65.0% in YTD 2023 compared to 65.5% in YTD 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $13.9 million, or $5 per WSEE per month, in YTD 2023 compared to an increase in costs of $12.8 million, or $5 per WSEE per month, in YTD 2022.
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
•Workers’ compensation costs increased 14.3%, or $1 per WSEE per month, in YTD 2023 compared to YTD 2022.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2023 were 0.23% compared to 0.22% in YTD 2022.
•We recorded a reduction in workers’ compensation costs of $26.2 million, or 0.11% of non-bonus payroll costs, in YTD 2023 compared to a reduction of $35.3 million, or 0.16% of non-bonus payroll costs, in YTD 2022, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 10.0% on an 8.9% increase in payroll costs, or $18 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 6.9% in YTD 2023 compared to 6.8% in YTD 2022.
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
•Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices

Insperity | 2023 Third Quarter Form 10-Q	27

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
Third Quarter 2023 Compared to Third Quarter 2022
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
				per WSEE
(in thousands, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$113,074	$109,525	3.2%	$120	$120	—
Stock-based compensation	15,210	13,341	14.0%	16	15	6.7%
Commissions	10,773	11,068	(2.7)%	11	12	(8.3)%
Advertising	7,240	9,790	(26.0)%	8	11	(27.3)%
General and administrative	41,504	38,115	8.9%	44	42	4.8%
Depreciation and amortization	10,666	10,083	5.8%	11	11	—
Total operating expenses	$198,467	$191,922	3.4%	$210	$211	(0.5)%
•Operating expenses for Q3 2023 increased 3.4% to $198.5 million compared to $191.9 million in Q3 2022. Operating expenses per WSEE per month for Q3 2023 decreased 0.5% to $210 compared to $211 in Q3 2022.
•Salaries of corporate and sales staff for Q3 2023 increased 3.2% to $113.1 million, but remained flat on a per WSEE per month basis, compared to Q3 2022. The increase was primarily due to an increase in BPA, service and support headcount in Q3 2023 compared to Q3 2022, which was partially offset by lower incentive compensation accruals in Q3 2023.
•Stock-based compensation expense for Q3 2023 increased 14.0% to $15.2 million, or $1 per WSEE per month, compared to Q3 2022. The increase was primarily due to an increase in awards issued under our restricted stock program, partially offset by a decrease in the number of stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans based on our lower than expected year-to-date operating results in Q3 2023.
•Advertising expense for Q3 2023 decreased 26.0% to $7.2 million, or $3 per WSEE per month, compared to Q3 2022. This decrease was primarily due to a change in timing associated with advertising.
•General and administrative expenses for Q3 2023 increased 8.9% to $41.5 million, or $2 per WSEE per month, compared to Q3 2022. The increase was primarily due to increased software licensing, maintenance costs and professional services fees.

Insperity | 2023 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Nine Months 2023 Compared to First Nine Months 2022
The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,
				per WSEE
(in thousands, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$348,557	$323,486	7.8%	$124	$123	0.8%
Stock-based compensation	41,676	38,818	7.4%	15	15	—
Commissions	33,828	32,121	5.3%	12	12	—
Advertising	29,775	30,812	(3.4)%	11	12	(8.3)%
General and administrative	132,699	115,215	15.2%	48	44	9.1%
Depreciation and amortization	31,903	30,367	5.1%	11	12	(8.3)%
Total operating expenses	$618,438	$570,819	8.3%	$221	$218	1.4%
Operating expenses for YTD 2023 increased 8.3% to $618.4 million compared to $570.8 million in YTD 2022. Operating expenses per WSEE per month for YTD 2023 increased 1.4% to $221 compared to $218 in YTD 2022.
•Salaries of corporate and sales staff for YTD 2023 increased 7.8% to $348.6 million, or $1 per WSEE per month, compared to YTD 2022. The increase was primarily due to an increase in BPA, service and support headcount, which was partially offset by lower incentive compensation expense in YTD 2023 compared to YTD 2022.
•Stock-based compensation expense for YTD 2023 increased 7.4% to $41.7 million, but remained flat on a per WSEE per month basis, compared to YTD 2022. The increase was primarily due to awards issued under our restricted stock program, partially offset by a decrease in the number of stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans based on our lower than expected year-to-date operating results in YTD 2023.
•Commissions expense for YTD 2023 increased 5.3% to $33.8 million, but remained flat on a per WSEE per month basis, compared to YTD 2022. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, as well as an increase in the amount of sales channel referral fees paid during YTD 2023.
•Advertising expense for YTD 2023 decreased 3.4% to $29.8 million, or $1 per WSEE per month, compared to YTD 2022. This decrease was primarily due to a change in timing associated with advertising.
•General and administrative expenses for YTD 2023 increased 15.2% to $132.7 million, or $4 per WSEE per month, compared to YTD 2022. The increase was primarily due to increased travel and event costs, software licensing and maintenance costs, and amortization of SaaS implementation costs.
Other Income (Expense)
Interest income increased $20.8 million in YTD 2023 compared to YTD 2022 due to interest rate increases on overnight, investment and deposit holdings.
Interest expense increased $11.2 million in YTD 2023 compared to YTD 2022 due to increases in interest rates charged on borrowings under our credit facility.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Effective income tax rate	26.6%	26.7%	24.5%	27.5%

Insperity | 2023 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine months ended September 30, 2023, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first nine months of 2023 and 2022, we recognized an income tax benefit of $4.9 million and $0.2 million, respectively, related to the vesting of long-term incentive and restricted stock awards.
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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock based-compensation.

Insperity | 2023 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$8,516,304	$9,003	$8,089,535	$8,889	$26,857,278	$9,592	$24,662,139	$9,422
Less: Bonus payroll cost	529,456	560	583,703	641	3,344,656	1,195	3,236,059	1,236
Non-bonus payroll cost	$7,986,848	$8,443	$7,505,832	$8,248	$23,512,622	$8,397	$21,426,080	$8,186
% Change period over period	6.4%	2.4%	23.9%	5.2%	9.7%	2.6%	25.6%	5.7%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	September 30, 2023	December 31, 2022

Cash, cash equivalents and marketable securities	$692,425	$765,896
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	482,654	504,817
Client prepayments	20,172	36,800
Adjusted cash, cash equivalents and marketable securities	$189,599	$224,279
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2023		2022		2023		2022
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$44,332	$47	$37,669	$41	$151,821	$54	$141,152	$54
Income tax expense	16,035	18	13,688	16	49,211	18	53,427	20
Interest expense	7,047	7	4,082	4	19,939	7	8,698	3
Amortization of SaaS implementation costs	1,025	1	948	1	3,072	1	948	—
Depreciation and amortization	10,666	11	10,083	11	31,903	11	30,367	12
EBITDA	79,105	84	66,470	73	255,946	91	234,592	89
Stock-based compensation	15,210	16	13,341	15	41,676	15	38,818	15
Adjusted EBITDA	$94,315	$100	$79,811	$88	$297,622	$106	$273,410	$104
% Change period over period	18.2%	13.6%	32.7%	12.8%	8.9%	1.9%	21.8%	2.0%

Insperity | 2023 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income	$44,332	$37,669	$151,821	$141,152
Non-GAAP adjustments:
Stock-based compensation	15,210	13,341	41,676	38,818
Tax effect	(3,960)	(3,590)	(10,202)	(10,659)
Total non-GAAP adjustments, net	11,250	9,751	31,474	28,159
Adjusted net income	$55,582	$47,420	$183,295	$169,311
% Change period over period	17.2%	36.3%	8.3%	20.2%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2023	2022	2023	2022

Diluted EPS	$1.16	$0.98	$3.94	$3.66
Non-GAAP adjustments:
Stock-based compensation	0.40	0.35	1.08	1.01
Tax effect	(0.10)	(0.10)	(0.26)	(0.29)
Total non-GAAP adjustments, net	0.30	0.25	0.82	0.72
Adjusted EPS	$1.46	$1.23	$4.76	$4.38
% Change period over period	18.7%	38.2%	8.7%	21.0%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with public or private debt or equity. We have a revolving credit facility (“Facility”) with a syndicate of financial institutions with a current borrowing capacity of $650 million. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
We had $692.4 million in cash, cash equivalents and marketable securities at September 30, 2023, of which approximately $482.7 million was payable in early November 2023 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $20.2 million represented client prepayments that were payable in November 2023. At September 30, 2023, we had working capital of $156.3 million compared to $158.5 million at December 31, 2022. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2023. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of September 30, 2023, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2023 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash provided by operating activities in the first nine months of 2023 was $140.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2023, the last business day of the reporting period was a Friday, client prepayments were $20.2 million and employment taxes and other deductions were $482.7 million, which includes $149.3 million of funds we received in late September 2023 from the Internal Revenue Service for employee retention tax credits claimed by our PEO clients under the COVID relief programs, that were distributed to clients in early October 2023. In the period ended September 30, 2022, the last business day of the reporting period was a Friday, client prepayments were $35.8 million and employment taxes and other deductions were $321.9 million.
•Workers’ compensation plan funding — During YTD 2023, we received $43.4 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2023, Plan Costs were less than the net premiums paid and owed to United by $18.8 million, which is $9.8 million in excess of our agreed-upon $9.0 million surplus maintenance level. The $9.8 million difference is reflected as a current asset and $9.0 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at September 30, 2023 were $42.9 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 8.3% to $183.3 million in the nine months ended September 30, 2023, compared to $169.3 million in the nine months ended September 30, 2022. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $2.3 million for the nine months ended September 30, 2023, primarily due to property and equipment purchases of $22.5 million, partially offset by $20.2 million of marketable securities maturities and dispositions, net of purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $194.8 million for the nine months ended September 30, 2023. We paid $63.0 million in dividends and repurchased or withheld $131.5 million in stock.

Insperity | 2023 Third Quarter Form 10-Q	33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2023, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist of primarily short-term U.S. Government Securities.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2023 Third Quarter Form 10-Q	34

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2023 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2023 — 07/31/2023	123	$121.87	—	841,822
08/01/2023 — 08/31/2023	646,489	99.05	646,260	2,195,562
09/01/2023 — 09/30/2023	226,000	97.56	226,000	1,969,562
Total	872,612	$98.67	872,260
____________________________________

Insperity | 2023 Third Quarter Form 10-Q	35

OTHER INFORMATION
(1)During the three months ended September 30, 2023, 352 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, including an additional 2,000,000 shares authorized for repurchase as announced on August 1, 2023. As of September 30, 2023, we were authorized to repurchase an additional 1,969,562 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
We are announcing that Daniel D. Herink, Executive Vice President of Legal, General Counsel, and Secretary intends to retire from the company. Mr. Herink will voluntarily resign his officer positions effective as of the end of the day on December 31, 2023. To support the transition of his duties and responsibilities to his successor, Mr. Herink will continue his employment with Insperity as executive counsel until his retirement on March 31, 2024. Mr. Herink will continue to receive the same compensation until his retirement. Mr. Herink first joined Insperity in 2000 and has served as general counsel since 2007.
Succeeding Mr. Herink as General Counsel will be Christian P. Callens. Mr. Callens joined Insperity in January 2014 as Managing Counsel and was named Deputy General Counsel in September 2022. Prior to joining Insperity, Mr. Callens was counsel in the corporate practice at Skadden, Arps, Slate, Meagher & Flom LLP and also previously held an executive position at a technology company. He received a Bachelor of Arts degree from The University of Texas at Austin and a Juris Doctor degree from Tulane University.
Trading Plans
During the third quarter of 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Insperity | 2023 Third Quarter Form 10-Q	36

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1	*	Fifth Amendment to the Amended and Restated Credit Agreement dated September 28, 2023.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2023 Third Quarter Form 10-Q	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: October 31, 2023	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2023 Third Quarter Form 10-Q	38