Form 10-K
period 2023-12-31
INSPERITY, INC.
filed 2024-02-09
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________
Commission File No. 1-13998
Insperity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0479645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive
Kingwood,	Texas	77339
(Address of principal executive offices)
(Registrant’s Telephone Number, Including Area Code):  (281) 358-8986

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NSP	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒

As of February 1, 2024, 37,289,427 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2023 closing price of the common stock as reported by the New York Stock Exchange) was approximately $4.3 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference from the proxy statement for the 2024 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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

2	2023 Form 10-K

BUSINESS
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
As of December 31, 2023, we had 83 physical office locations in 45 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 45 sales markets, which serviced an average of 315,072 WSEEs per month in the fourth quarter of 2023. Our service centers coordinate PEO HR Outsourcing Solutions for clients on a regional basis and localized face-to-face human resources services.
We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986, and our website address is www.insperity.com. Our stock is traded on the New York Stock Exchange under the symbol “NSP.” We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors (“Board”) and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above. Information on our website is not a part of, and is not incorporated into, this report or any other report we may file with or furnish to the SEC, whether before or after the date of this report and irrespective of any general incorporation language therein.
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

3	2023 Form 10-K

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

4	2023 Form 10-K

BUSINESS

•	Internal Revenue Code (the “Code”)	•	Occupational Safety and Health Act (OSHA)
•	Federal Income Contribution Act (FICA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Federal Unemployment Tax Act (FUTA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Fair Labor Standards Act (FLSA)	•	State unemployment and employment security laws
•	Employee Retirement Income Security Act, as amended (ERISA)	•	State workers’ compensation laws
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Immigration Reform and Control Act (IRCA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Title VII (Civil Rights Act of 1964)	•	State and local law equivalents of the foregoing
•	Health Insurance Portability and Accountability Act (HIPAA)	•	The Families First Coronavirus Response Act (FFCRA)
•	Age Discrimination in Employment Act (ADEA)	•	The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act
•	Americans with Disabilities Act (ADA)	•	The Consolidated Appropriations Act, 2021 (CAA)
•	The Family and Medical Leave Act (FMLA)	•	The American Rescue Plan Act of 2021 (ARPA)
•	Genetic Information Nondiscrimination Act of 2008	•	Paycheck Protection Program and Healthcare Enhancement Act (PPP)
•	Drug-Free Workplace Act	•	SECURE 2.0 Act of 2022, as part of The Consolidated Appropriations Act, 2023
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
Administrative Functions. Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and regulatory compliance. Specific examples include:
•payroll processing
•payroll tax deposits
•payroll tax reporting
•employee file maintenance
•unemployment claims processing
•workers’ compensation claims reporting and monitoring
Benefit Plans Administration. We maintain numerous benefit plans for eligible WSEEs including the following:
•a group health plan
•a health savings account program
•a health care flexible spending account plan
•a 401(k) retirement plan
•an employee well-being program
•cafeteria plans for group health and health savings account contributions
•short-term and long-term disability insurance

5	2023 Form 10-K

BUSINESS
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
•access to 401(k) retirement plan information for covered plans

6	2023 Form 10-K

BUSINESS
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
MarketPlaceSM provided by Insperity®. Through our many alliances with best-in-class providers, Insperity’s MarketPlace is an e-commerce portal that brings a wide range of products and services to our clients, WSEEs and their families. Through MarketPlace, which is provided through Insperity Premier, our clients also have the opportunity to offer their products and services to other clients and WSEEs.
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employee populations ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate

7	2023 Form 10-K

BUSINESS
solely on the middle market sector. Our average number of WSEEs per month in our middle market sector in 2023 increased 10.5% from 2022, and the middle market sector as a percentage of our overall WSEE count also increased over this period, representing approximately 26.1% and 24.9% of our total average paid WSEEs during 2023 and 2022, respectively. Clients with an average number of WSEEs exceeding 1,000 paid WSEEs represented 5.5% and 5.4% of our total average paid WSEEs during 2023 and 2022, respectively.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing Solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2023 and 2022, revenues from our other products and services offerings as a percentage of our total revenues were 0.8% and 0.7%, respectively.
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

8	2023 Form 10-K

BUSINESS
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
•Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence, and severance payments
•Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation
•Products produced and/or services provided
•Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA, and state and local equivalents and compliance with government contracting provisions
•Compliance with federal, state, and local pay or play health care mandates and all such other similar federal, state and local legislation
•Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits
•Professional licensing requirements, fidelity bonding, and professional liability insurance
•Ownership and protection of all client intellectual property rights
•Compliance with the Code, COBRA, PPACA, and ERISA for client-sponsored employee benefit plans
•For clients electing payroll tax deferrals and claiming tax credits under the FFCRA, the CARES Act, PPP, CAA, and ARPA (collectively, the “COVID Relief Programs”), the client has sole responsibility for determining eligibility under the programs and depositing deferred payroll tax amounts with the U.S. Treasury as they become due
Concurrent Responsibilities
•Implementation of policies and practices relating to the employee/employer relationship

9	2023 Form 10-K

BUSINESS
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

10	2023 Form 10-K

BUSINESS
By region, our revenue distribution for the year ended December 31, 2023, was as follows:

Percent of Total Revenues

West
20.8%
Northeast
27.4%
Southwest
19.5%
Southeast
14.1%
Central
18.2%

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

11	2023 Form 10-K

BUSINESS
Our PEO HR Outsourcing Solutions client base is broadly distributed throughout a wide variety of industries as follows:

Percent of Client Base by Industry

Retail trade - 2%
Other - 3%
Not-for-profit and similar organizations - 6%
Construction - 7%
Engineering, accounting and legal services - 9%
Management, administration and consulting services - 9%
Manufacturing - 10%
Medical services - 11%
Computer and information services - 12%
Wholesale trade - 13%
Finance, insurance and real estate - 18%

This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2023 and 2022, our retention rate was approximately 83% and 85%, respectively. For all PEO HR Outsourcing Solutions clients, the average annual retention rate over the last five years was approximately 85%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.
Marketing and Sales
As of December 31, 2023, we had 98 sales offices located in 45 markets. Our sales offices typically consist of seven to nine Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.
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

12	2023 Form 10-K

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
We routinely seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market. We have an agreement with the Professional Golf Association Champions Tour to be the title sponsor of the Insperity Invitational™ presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston). In addition, we have an arrangement with Jim Nantz, a sports commentator, to serve as our national spokesperson. Our marketing campaigns use this event and the relationship with Mr. Nantz as a focal point of our brand marketing efforts.
Our organic growth model generates sales leads from six primary sources: direct sales efforts, digital advertising, traditional advertising, third-party channel programs, referrals, and marketing alliances. These leads result in initial presentations to prospective PEO HR Outsourcing Solutions clients, and ultimately, prospective PEO HR Outsourcing Solutions client business profiles. A prospective PEO HR Outsourcing Solutions client’s business profile reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits, coverage options, job classification, state of employment and workers’ compensation classification. This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis. Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect. Our selling process typically takes approximately 90 days for clients with less than 150 employees, and 180 days or longer for middle market clients. The process can be extended during economic downturns.
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
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing Solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2020 through 2022 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2020 through 2022, our staff support ratio averaged 57% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 142% and 208%, respectively.

13	2023 Form 10-K

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
Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition for our PEO HR Outsourcing Solutions to be the traditional in-house provision of human resources services. The PEO industry is highly fragmented and we have seen competition intensify; however, we believe Insperity is one of the largest PEO service providers in the United States. Our largest national competitors include the PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs, such as TriNet Group, Inc, Vensure and Rippling. In addition, we also face competition from: (1) fee-for-service providers such as payroll processors and human resources consultants; (2) human resources technology solution companies; and (3) large regional PEOs in certain areas of the country.
Vendor Relationships
Insperity provides benefits to its WSEEs under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and the Chubb Group of Insurance Companies (“Chubb”) to be the most significant elements of our employee benefits package, as they would be the most difficult to replace.
We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts (known as Harvard Pilgrim Health Care (HPHC) beginning in 2024), all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 87% of our participants’ health insurance coverage and expires on December 31, 2026, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. The current workers’ compensation coverage with Chubb expires on September 30, 2024. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
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
Insperity’s PEO HR Outsourcing Solutions information systems, which include Insperity Premier, are a proprietary mix of applications that includes both internally developed software, licensed software applications and cloud-based services. These systems manage a wide range of transactions and information specific to our PEO HR Outsourcing Solutions, to Insperity and to our clients and WSEEs, including:
•WSEE enrollment
•human resources management and employee administration
•benefits and defined contribution plan administration
•time and attendance collection and administration

14	2023 Form 10-K

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
Insperity operates from two separate leased hosting facilities, one of which serves as our primary facility. These facilities host the majority of our business applications, information security and network infrastructure. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments. These hosting facilities have the capacity to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. We have an active Business Continuity Plan, which includes information technology capabilities and we utilize a variety of measures to ensure our Business Continuity Plan remains effective and available.
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
Industry Laws and Regulations
The operations for our PEO HR Outsourcing Solutions are affected by numerous federal, state, and local laws and regulations relating to tax, insurance and employment matters. By entering into a co-employer relationship with our WSEEs, we assume certain obligations and responsibilities of an employer under these federal and state laws and regulations. Because many of these federal and state laws and regulations were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws and regulations do not specifically address the obligations and responsibilities of nontraditional employers. Currently, the federal government and 42 states have passed laws that either recognize PEOs, require licensing or registration of PEOs, or provide voluntary certification programs for PEOs, and several others are considering such regulation. The SBEA established a voluntary certification program and created a federal regulatory framework for the payment of wages to WSEEs and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. Our PEO subsidiary, Insperity PEO Services, L.P., is a CPEO. Please read Item 1. “Business—PEO Industry” for further information.
As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:
•a group health plan, which includes medical, dental, vision and prescription drug coverage

15	2023 Form 10-K

BUSINESS
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

16	2023 Form 10-K

BUSINESS
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
Clients who elected to defer the employer portion of social security under the CARES Act have sole responsibility for reporting and depositing deferred amounts with the U.S. Treasury.
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
We had approximately 4,400 corporate employees as of December 31, 2023. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement. The number of BPAs and trained BPAs impacts our ability to grow our customer base. We refer to BPAs who have been employed for two months and completed initial sales training as “trained BPAs.” During 2023 and 2022, the average number of BPAs were 748 and 669, respectively, while the average number of trained BPAs were 685 and 601, respectively.
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

17	2023 Form 10-K

BUSINESS
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

18	2023 Form 10-K

RISK FACTORS
Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Economic Risks
Adverse economic conditions could negatively affect our industry, business, and results of operations.
The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Further, our growth is partially dependent on hiring of new employees by our existing clients, which may be negatively impacted during periods of tight labor markets, such as the low unemployment environment experienced during 2022 and 2023, and during economic slowdowns, such as the high unemployment levels experienced during 2020. Such developments could adversely impact our financial condition, results of operations and future growth rates.
If we are unable to comply with or meet client expectations regarding certain COVID-19 relief programs, our business, financial condition, and results of operations could be materially adversely affected.
A number of governmental programs and incentives were created to assist businesses and individuals during the COVID-19 pandemic. Certain of these programs and incentives have required us to make changes to our systems that manage leave, payroll and payroll-related tax calculation, invoicing and collection of service fees, COBRA participation, and client reporting. For example, the CARES Act allowed companies to defer certain payroll taxes, which were reflected in the payrolls we processed for those clients. Client companies are liable for repaying the deferred amounts to the IRS; however, the IRS has not yet clarified how such deferred amounts will be properly applied to companies utilizing a PEO and, if and when issued, such guidance may require further revisions to our systems or processes. In addition, further legislation may be enacted at the federal, state or local level that may require further changes to our processes and systems or that may expand the coverage afforded to WSEEs under our health and workers’ compensation insurance programs.
Further, PEO clients are dependent on their PEO to process Employee Retention Tax Credits (“ERC”) on a consolidated basis, including through amending previously filed payroll tax forms with the IRS. The IRS has experienced significant backlogs in processing amended tax forms from employers seeking ERC refunds and we are currently awaiting IRS review of a number of ERC claims with respect to our PEO clients. Currently, the deadline to submit any ERC claims for relevant periods in 2020 is April 2024, and the deadline for relevant periods in 2021 is April 2025. A pending federal bill, The Tax Relief for American Families and Workers Act of 2024 (H.R. 7024), however, would retroactively accelerate the deadline for all claims to January 31, 2024. If any of the ERC claims that we made on behalf of our clients were denied or otherwise deemed insufficient, we may not be able to perfect our filings on a timely basis. Further, eligibility for the ERC is dependent on certain operational information of our clients. If the IRS were to determine that any of our clients were not eligible for the ERC requested on their behalf and conclude that we are responsible for those claims, or if the IRS were to otherwise challenge the claims we requested, we could face penalties or other liabilities. In either of those events, our clients may seek recourse against us or choose not to renew.
If we experience rejection of any COVID-19 relief program claims on behalf of clients, are unable to timely make system changes needed to comply with other regulations, incur substantial additional costs in doing so, or are otherwise adversely affected by these requirements, then we may face fines, penalties, other regulatory action, or litigation relating to such failure, and we may not have insurance coverage for all or some of these liabilities. These events could further adversely impact our PEO state licenses or registrations, or our CPEO status, as well as our ability to attract and retain clients. As a result of the foregoing, our business, results of operations and financial condition could be materially adversely affected.
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

19	2023 Form 10-K

RISK FACTORS
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
Similarly, our clients may be adversely affected by any bank failure or other event affecting financial institutions. For example, in early 2023, some of our clients had deposits with banks that were placed into receivership. If those clients had been unable, or if our clients in the future are unable, to meet their obligations to us as a result of a bank failure or other event affecting financial institutions, we may be exposed to potential risks that could impact our financial condition or results of operations. If we were to fail to pay the liabilities that we have assumed associated with our WSEEs, we may be subject to fines or other penalties.
Labor shortages, increasing competition for highly skilled workers, and evolving employee expectations regarding the workplace could have a material adverse effect on our business, financial condition or results of operations.
The success of our business is heavily dependent on our ability to attract and retain a skilled workforce, including in our service and sales positions. Several factors may limit the labor force available to us or increase our labor costs, including high employment levels, strong macroeconomic conditions, federal unemployment subsidies, and other governmental regulation. As macroeconomic conditions improved from 2021 through 2023, the labor market tightened, resulting in increased employee turnover and skilled labor shortages. Increasing competition for highly skilled and talented workers may make it increasingly difficult and expensive for us to attract and retain a service team capable of supporting our clients or a sales team that is effective in selling our complex service offerings to clients. An overall or prolonged labor shortage, increased turnover, or labor inflation could have a material adverse impact on our growth plans, client service delivery, results of operations and financial condition.
In addition, following the remote work environment that we implemented during the COVID-19 pandemic and a resulting shift in the expectations of our employees, many of our departments have now switched to a “hybrid” mode in which remote work is permitted one or more days per week. These changes may impact productivity or have other material impacts on our operations.
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
Our New York, California and Texas markets accounted for approximately 10%, 15% and 18% (including 7% in Houston), respectively, of our WSEEs for the year ended December 31, 2023. Accordingly, unless we are successful in expanding in our current markets and into new markets, which we believe will take additional time, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California, and Texas.
We are subject to covenants under our credit facility that may restrict our business and financing activities. Our failure to comply with these covenants may result in an acceleration of our indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

20	2023 Form 10-K

RISK FACTORS
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
A future outbreak of highly infectious or contagious diseases could have a material and adverse impact on our business, results of operations, financial condition and cash flows.
The spread of a highly infectious or contagious disease could create significant volatility, uncertainty and economic disruption, including as a result of actions taken by businesses and governments in response to such a pandemic that may result in a significant reduction in commercial activity, such as occurred during the COVID-19 pandemic that began in 2020. The extent to which future pandemics impact our business, operations, financial results and financial condition will depend on numerous evolving factors that are highly uncertain and that we may not be able to accurately predict. While such a pandemic is continuing and even after it has subsided, we may experience material adverse impacts to our business, operations and financial results due to any existing or continuing negative economic impact, including a recession, depression, or periods of supply shortages or high inflation, such as experienced in 2022 following the COVID-19 pandemic. Additionally, future pandemics may change how and when we incur health insurance costs under our health insurance contract with United, such as changes in quarterly levels and timing of both medical and pharmaceutical health insurance claims and processing payment patterns. Accordingly, future pandemics may present, material uncertainty and risk with respect to our business, and may have a material adverse effect on our financial condition, results of operations, cash flows and business.
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
Under the CSA, we become a co-employer of WSEEs and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such WSEEs. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for the following even if our costs to provide such benefits exceed the fees the client pays us and the amounts collected from WSEEs:
•payment of the salaries and wages for work performed by WSEEs, regardless of whether the client timely pays us the associated service fee
•withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity
•providing benefits to WSEEs

21	2023 Form 10-K

RISK FACTORS
•providing workers’ compensation coverage to WSEEs
Further, the increase in remote work, including by WSEEs, has complicated the calculation of payroll and unemployment taxes applicable to those individuals. We are dependent on our PEO Outsourcing Solutions clients to properly report the locations in which WSEEs perform services. If a regulatory authority were to determine that we did not properly calculate or transmit these amounts, then we could be subject to fines, penalties, or other liabilities, which we may not be able to recover from our clients. We may also need to devote additional resources and incur additional costs to modify our systems to address any such compliance issues.
If a client does not pay us, if the costs of services we provide to WSEEs exceed the fees a client pays us, or if we incur fines and penalties as a result of an adverse determination related to our payroll and unemployment tax calculations, our ultimate liability for WSEE payroll, payroll taxes, workers’ compensation and/or benefits costs, as well as any fines or penalties, could have a material adverse effect on our financial condition or results of operations.
Increases in health insurance costs or our inability to secure replacement health insurance coverage on competitive terms could have a material adverse effect on our business, financial condition or results of operations.
Maintaining health insurance plans that cover WSEEs is a significant part of our business. Our primary health insurance contract expires on December 31, 2026, subject to cancellation by either party upon 180 days’ notice. In the event we are unable to secure replacement contracts on competitive terms, significant disruption and harm to our business could occur.
Health insurance costs are in part determined by our plans’ claims experience and comprise a significant portion of our direct costs. Our health insurance coverage is provided under policies or service contracts that are fully insured. United is the carrier that insures the majority of our coverage. Although all of our carriers remain responsible to pay all covered claims, under our health insurance contract with United, we retain an obligation to United to fund the cost of the plan. The profitability of our PEO HR Outsourcing Solutions is affected by the overall expenses associated with the cost of delivering our services, one of the largest of which is the cost of our health insurance. Our ability to accurately anticipate the expenses associated with the plans, including claims costs on a quarterly or annual basis, can impact our results of operations. If the plans experience an unexpected increase in the number or severity of claims, our associated health insurance costs could increase beyond anticipated levels, as we experienced in 2021 and 2023. These costs are further impacted by a number of factors, including coverage options elected by employees, macro-economic changes, proposed and enacted regulatory changes and wide-spread health-related outbreaks. Contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs associated with the plans, which could substantially impair our financial condition or results of operations. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of plan expenses, our profitability or our ability to attract and retain clients may be adversely impacted. As a result, if we do not accurately forecast the costs of our plans, our business, financial condition or results of operations may be materially adversely affected. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.
Many of our clients select a PEO Outsourcing Solution pursuant to which we offer the health and welfare benefit plans sponsored by us to the WSEEs co-employed by those clients. The future impact and direction of healthcare reform, including future legislative actions, is unknown and, if any such developments were to reduce our ability to make health care benefits available to WSEEs or were to make our offerings less attractive to our clients, then our business, financial condition, and results of operations may be materially adversely affected.
Supporters in various states have advocated and continue to advocate for adoption of health care-related reforms at the state level, which has the potential to significantly change the insurance marketplace for small and medium-sized businesses and how employers provide insurance to employees. Additionally, guidance by the IRS and the U.S. Department of Health and Human Services (“HHS”) has not addressed or in some instances is unclear as to the application of certain aspects of federal health care reform laws in the PEO relationship or whether such provisions should be applied at the PEO or client level.
Various states have adopted or are considering reforms that may impact the requirements for or availability of PEO-sponsored health plans. At this time, the insurance market reforms have not had a material adverse impact on our

22	2023 Form 10-K

RISK FACTORS
business operations, and if any future changes impact our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs, then our business may be materially adversely affected.
Subsequent changes resulting from action that may be taken at the federal or state level may impact our benefit plans, business model and future results of operations, including repeal or repeal and replacement of current healthcare reform provisions as has been advocated by some Congressional leaders. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. We are currently unable to determine whether potential future healthcare reform changes or other regulatory action, including at the state level, may adversely affect our business or market conditions.
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
Increases in workers’ compensation costs or inability to secure replacement coverage on competitive terms could lead to a significant disruption and harm to our business.
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

23	2023 Form 10-K

RISK FACTORS
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
The current workers’ compensation coverage with Chubb expires on September 30, 2024. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
We record our SUI expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final rate notices, we estimate our expected SUI rate in those states for which rate notices have not yet been received for purposes of forecasting and pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI rates would likely increase substantially. Some states have the ability under law to increase SUI rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans, as we recently experienced with California and New York in 2023.
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
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing solution clients, which could materially and adversely affect our financial condition or results of operations. Our middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, represented 26% of our average paid WSEEs and clients with an average number of WSEEs that exceed 1,000 WSEEs represented 6% during 2023. In the event we have large clients that terminate or an increase in terminating clients from our middle market client base, the financial impact of such an event could be significant. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 17% in 2023. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
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

24	2023 Form 10-K

RISK FACTORS
omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance and ERISA bond coverage, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier, such as occurred in 2001 with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business and results of operations. In addition, in the event that our primary health carriers in any key market make material changes to their network of health care providers or facilities, such as the discontinuation of prominent hospital networks in key markets on occasion by a carrier in connection with their ongoing negotiations with those networks, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations. Further, we have experienced an increase in insurance premiums for our corporate policies as well as an increase in the deductible amounts for which we retain liability and a decrease in coverage limits. If these premiums or deductible amounts continue to increase, or coverage limits continue to decrease we would have increased exposure with respect to costs and insurance claims, which could have a material adverse effect on our business and results of operations.
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

25	2023 Form 10-K

RISK FACTORS
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
Further, if we were to be deemed to be subject to other regulatory requirements applicable to other businesses, such as rules or regulations applicable to new services that we may offer such as earned wage access, then we may need to hire additional personnel, incur additional costs in order to maintain compliance, or be subjected to fines, penalties, or other liabilities, which could be material.

26	2023 Form 10-K

RISK FACTORS
Competition and other developments in the HR services industry may impact our growth and/or profitability.
The human resources services industry, including the PEO industry, is highly fragmented. Many PEOs have limited operations and fewer than 2,500 WSEEs, but there are several industry participants that are comparable to our size or larger. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions as well as cloud-based self-service bundled human resources offerings. Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet Group, Inc., Vensure, and Rippling. In many cases, these competitors offer a reduced service PEO offering at a lower price than our PEO HR Outsourcing Solutions. We expect that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services. In addition, competitors may be able to offer or develop new technology-based lower service models that may require us to make substantial investments in order to effectively compete.
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2023, approximately 14% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Technology Risks
Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.
The HR services industry is experiencing rapid technological advances to meet client expectations and expanding regulations. As new regulations are adopted, we must modify our systems to address these changes in the law, such as our recent efforts to implement the assistance provided to businesses and employees under the Covid Relief Programs and Secure 2.0 Act of 2022. In order to make these types of modifications, we may be required to reallocate resources, potentially resulting in delays to planned competitive improvements to our systems. If we do not successfully or timely deploy these types of modifications, we may be unable to comply with regulations, which could subject us to penalties, damage our reputation or result in decreased sales. Further, in order to effectively compete in this environment, we must identify and predict trends, and adapt our technology and service offerings accordingly. In addition, as a larger portion of our client base falls within the middle market segment, we must also develop different technology and services to meet the more complex needs and demands of this key group. These efforts require us to devote substantial resources to develop new functionality, or to integrate third-party solutions, into our offerings. If we fail to respond successfully to these developments or we make investments in enhancements that are not accepted by the market, then the demand for our solutions and services may diminish.
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

27	2023 Form 10-K

RISK FACTORS
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
In connection with our offerings, we collect, use, transmit and store large amounts of personal and business information about our WSEEs, employees paid under our traditional payroll solution, and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. Further, our increased reliance on remote access to our information systems as our employees work remotely impacts our control over cybersecurity protection and service stability and performance, which increases our exposure to cybersecurity and privacy issues. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. We have limited ability to monitor the implementation of similar safeguards by our vendors and do not have the ability to monitor such implementation by our clients or their employees, including WSEEs.
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
We are subject to various laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we incurred additional costs and reallocated internal resources in order to comply with the requirements of the California Privacy Rights Act (“CPRA”), which amended the California Consumer Privacy Act of 2018 (“CCPA”) and became effective on January 1, 2023, which has required us to reallocate additional resources in order to manage compliance in light of the changes implemented by the CPRA. Other states have adopted or are currently contemplating additional privacy requirements. Generally, these laws do not address the coemployment relationship, which requires us to make determinations as to the requirements applicable to our

28	2023 Form 10-K

RISK FACTORS
WSEEs and our PEO Outsourcing Solutions clients. The future enactment of similar laws, rules or regulations, or an adverse determination as to the applicability of these laws, rules, or regulations to us, could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
The failure of third-party providers, such as financial institutions, data centers, or cloud-service providers, could have a material adverse effect on us.
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
We lease hosting facilities for our data centers at two separate facilities with one facility acting as our primary data center. These facilities host the majority of our business applications, telecommunications equipment, information security infrastructure, and network equipment. If our data centers experience any interruptions or outages, and our business continuity plan is delayed or fails, then our operations may be materially impacted, which could result in our failure to meet our obligations to our clients, WSEEs, tax authorities, and/or other vendors, which could damage our reputation, subject us to liability, and have a material adverse effect on our business and financial condition.
In addition, some of our systems and services rely upon third-party technology. Examples include, the human capital management system on which our Workforce Acceleration solution is based, the data analytics solution on which our Insperity People Analytics solution is based, and the payroll tax calculation and reporting tools that provide the rates used to calculate payroll taxes for our PEO HR Outsourcing Solutions, among others. Any failure by these service providers to deliver their services in a timely manner and in compliance with applicable laws could result in material interruptions to our operations; subject us to substantial fines, penalties, and other liabilities; damage our reputation; and result in a loss of clients.
Other Operational Risks
We may not fully realize the anticipated benefits of our strategic partnership and plans to develop a joint solution with Workday, Inc., which could have a material adverse impact on our financial condition or results of operations.
We have announced a strategic partnership and plans to develop a joint solution with Workday, Inc. (“Workday”). The success of the strategic partnership and joint solution will depend on many factors, and we may not realize all, or any, of the anticipated benefits. We expect to devote substantial resources and incur significant costs to develop the joint solution. The strategic partnership and plans to develop a joint solution involve numerous risks, including that we may be unable to complete the development and implementation of the joint solution, or that development and implementation of the joint solution may be more difficult, time-consuming, or costly than expected. We may also not receive the expected sales, marketing, and other benefits from the strategic partnership. The full benefit of the strategic partnership requires the cooperation of the two companies on sales, marketing, and technology matters, as well as our ability to successfully integrate and implement the Workday-based solution with our other processes and systems in a manner that allows us to maintain compliance as a professional employer organization and incorporate appropriate financial and management systems and controls. In addition, we may fail to effectively market or sell the joint solution, or there may be less demand than anticipated for the joint solution. The initiatives related to the strategic partnership, including the development of the joint solution, may divert the attention of our technology, service, compliance, marketing, sales, management, and other teams away from our existing business solutions, which could result in the loss of existing or prospective clients or fines, penalties, or other liabilities if our existing business solutions and compliance are disrupted. We may also have conflicts or disagreements with Workday, which could disrupt the strategic partnership, could impact the development of the joint solution, and could lead to termination of the strategic partnership. The occurrence of one or more of these events could result in our failure to achieve anticipated growth or revenues, or require us to devote additional resources to the strategic partnership or the development of the joint solution, any of which could result in a material adverse effect on our business, financial condition, and results of operations.

29	2023 Form 10-K

RISK FACTORS
Failure to integrate or realize the expected return on future product offerings, including through acquisitions, strategic partnerships, and investments, could have a material adverse impact on our financial condition or results of operations.
We have adopted a strategy to market and sell additional solutions within and outside of our PEO HR Outsourcing Solutions. As part of this strategy, periodically we make strategic long-term decisions to partner with, invest in and/or acquire new companies, business units or assets in order to offer new or enhanced solutions. Offering new solutions involves a number of risks such as entering markets or businesses in which we have no prior experience and that may be highly regulated; failing to integrate the new solution into our product and service offerings; diversion of technology, service, compliance, marketing, sales, management and other teams from other business concerns; in the case of an investment or acquisition, over-valuation of the targeted business; and litigation or government action resulting from the activities of an acquired company or from offering the new solution in a non-compliant manner. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, impairment of acquired assets, and substantial liability. Such developments could have a material impact to our financial condition, results of operations, and future growth rates.

30	2023 Form 10-K

OTHER INFORMATION
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We recognize the critical importance of developing, implementing, and maintaining a robust cybersecurity risk management, strategy, and governance program in order to safeguard the confidentiality, integrity, and availability of our systems and information.
Board Oversight of Cybersecurity Matters
Our Board has established oversight mechanisms to help ensure effective governance in managing risks associated with cybersecurity threats.
In addition to the updates that our Board receives on cybersecurity matters, the Board’s Finance, Risk Management and Audit Committee (the “FRMA Committee”) is tasked with overseeing enterprise risk management. The FRMA Committee reviews and discusses major risk exposures with management, including cybersecurity risks, and steps management has taken to monitor and control such exposures, including our guidelines and policies concerning risk assessment and management.
Management of and Reporting on Cybersecurity Matters
Our management assumes responsibility for assessing, identifying, and managing cybersecurity risks, threats, and incidents.
In particular, our Senior Vice President of Innovative Technology Solutions (“SVP-ITS”) is responsible for our overall technology strategy, including overseeing our information security function and plays a pivotal role in assessing and managing all cybersecurity risks, threats, and incidents. The SVP-ITS reports directly to our President and Chief Operating Officer (“President and COO”) and maintains regular dialogue with our President and COO and other key members of our senior management to ensure these individuals are appropriately apprised of our latest cybersecurity posture and developments, such as new threats, incidents, risks, and risk management solutions. Our SVP-ITS prepares reports for each regular Board meeting regarding significant developments in these topics to support the Board in its efforts to have appropriate information to exercise oversight on critical cybersecurity issues. Our current SVP-ITS has decades of experience overseeing leading systems and software development efforts with critical cybersecurity components.
The SVP-ITS is supported by dedicated information technology and security personnel and resources, including team members that have numerous cybersecurity certifications. Collectively, these personnel and resources allow us to strategically integrate cybersecurity into our broader risk management framework and decision-making process.
We also have an Enterprise Risk Management Steering Committee (the “ERM Steering Committee”), which is responsible for formally identifying and evaluating risks that may affect our ability to execute our corporate strategy and fulfill our business objectives, including cybersecurity risks. The ERM Steering Committee is chaired by the Company’s chief financial officer and includes the Company’s SVP-ITS, general counsel, internal audit director, and other members of management. The ERM Steering Committee conducts an annual comprehensive risk review of our overall risk profile and analyzes any significant identified risks, including consideration of risks relating to cybersecurity matters, which the ERM Steering Committee then presents and discusses with the FRMA Committee and the entire Board. In addition to the formal annual review, members of the ERM Steering Committee review and provide periodic updates as appropriate regarding our overall risk profile and any significant identified risks to both the FRMA Committee and the entire Board.
We have processes in place that we believe are designed to allow our information security team and management to be informed of and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks. These processes include establishing a formal incident response team, penetration testing, system vulnerability scanning, phishing simulations, tabletop exercises, employee security and compliance training, disaster recovery planning, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.

31	2023 Form 10-K

OTHER INFORMATION
Engagement of Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity consultants and systems auditors, in evaluating and testing our risk management systems. Our collaboration with these third parties includes regular audits, threat and vulnerability assessments, incident response plan design and testing, penetration testing, and consultation on improving our defense-in-depth security posture.
Overseeing Third-Party Risk
We have processes in place designed to help us identify and oversee cybersecurity risks associated with our use of vendors, service providers, business partners, and other third parties that process our data on our behalf or have access to our systems. These processes include a vendor management policy designed to identify and consider potential risks from third parties as part of the vendor section process, which considers vendor cybersecurity standards and other factors based on the nature of the services that the vendor will provide.
Impact on the Company
We have experienced, and may continue to experience, cyber incidents in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. For further discussion, see Item 1A. “Risk Factors – Disruptions of our information technology systems could damage our reputation and materially disrupt our business operations” and Item 1A. “Risk Factors - We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of data theft, cyberattacks or other security vulnerabilities.”

32	2023 Form 10-K

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
We currently lease three hosting facilities, totaling approximately 2,300 square feet, that are in different locations. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment. The facilities, located in Allen, Texas, Austin, Texas, and Bryan, Texas, are under lease until 2028, 2030, and 2024, respectively.
Service Centers
We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.
The Atlanta service center, which currently services approximately 35% of our WSEE base, is located in a 47,800 square foot facility under lease until 2035.
The Dallas service center, which currently services approximately 22% of our WSEE base, is located in a 45,000 square foot facility under lease until 2031. In addition to the service center operations, the facility also contains sales operations.
The Houston service center, which currently services approximately 22% of our WSEE base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 21% of our WSEE base, is located in a 39,000 square foot facility under lease until 2029. In addition to the service center operations, the facility also contains sales operations.
Sales and Service Offices
As of December 31, 2023, we had sales and service personnel in 83 facilities located in 45 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2023, we had 98 sales offices in these 45 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by seven to nine BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

33	2023 Form 10-K

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

34	2023 Form 10-K

MINE SAFETY DISCLOSURES
Item 4.  Mine Safety Disclosures.
Not applicable.

35	2023 Form 10-K

EXECUTIVE OFFICERS
Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 1, 2024) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	67	Chairman of the Board & Chief Executive Officer
A. Steve Arizpe	66	President & Chief Operating Officer
Douglas S. Sharp	62	Executive Vice President of Finance, Chief Financial Officer & Treasurer
James D. Allison	55	Executive Vice President of Comprehensive Benefits Solutions & Chief Profitability Officer
Christian P. Callens	52	Senior Vice President of Legal, General Counsel & Secretary
Paul J. Sarvadi has served as Chairman of the Board & Chief Executive Officer since August 2003. Mr. Sarvadi co-founded Insperity in 1986 and served as Vice President and Treasurer of Insperity from its inception in 1986 through April 1987, as Vice President from April 1987 through 1989 and as President and Chief Executive Officer from 1989 to August 2003. Prior to founding Insperity, Mr. Sarvadi started and operated several small businesses. Mr. Sarvadi has served as President of NAPEO and was a member of its Board of Directors for five years. Mr. Sarvadi was selected as the 2001 National Ernst & Young Entrepreneur Of The Year® for service industries. In 2004, he received the Conn Family Distinguished New Venture Leader Award from Mays Business School at Texas A&M University. In 2007, he was inducted into the Texas Business Hall of Fame.
A. Steve Arizpe was promoted to President & Chief Operating Officer in May 2019 from the position of Executive Vice President of Client Services and Chief Operating Officer, which he had held since August 2003. He joined Insperity in 1989 and has served in a variety of roles prior to those positions, including Houston Sales Manager, Regional Sales Manager and Vice President of Sales. Prior to joining Insperity, Mr. Arizpe served in sales and sales management roles for NCR Corporation and Clarke-American. He has also served as a director of the Texas Chapter of NAPEO, on the board of CultureShapers, an organization devoted to area high school students pursuing their interests in the visual and performing arts, and on the board of the Cynthia Woods Mitchell Pavilion. Mr. Arizpe graduated from Texas A&M University in 1979, earning his degree in Business Management. he currently serves as director of Somebody Cares America, a nonprofit organization that engages in disaster response, compassionate outreach and leadership development.
Douglas S. Sharp has served as Executive Vice President of Finance, Chief Financial Officer & Treasurer since May 2022. He served as Senior Vice President of Finance, Chief Financial Officer and Treasurer from May 2008 to May 2022. He served as Vice President of Finance, Chief Financial Officer and Treasurer from August 2003 until May 2008. Mr. Sharp joined Insperity in January 2000 as Vice President of Finance and Controller. From July 1994 until he joined Insperity, he served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small publicly held company; as Controller for a software company; and as an Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO. Mr. Sharp is also a certified public accountant.
James D. Allison has served as Executive Vice President of Comprehensive Benefits Solutions & Chief Profitability Officer since May 2023. Mr. Allison joined Insperity in 1997 and has held positions of increased responsibility, including Manager of Financial Reporting, Director of Accounting, Managing Director of Planning and Analysis, Managing Director of Finance, and Senior Vice President of Pricing and Cost Analysis. In May 2018, he was promoted to Senior Vice President of Gross Profit Operations and served in such capacity until his subsequent promotion to Executive Vice President of Gross Profit Operations in May 2022. Mr. Allison has served on the Accounting Practices Committee of NAPEO and, prior to joining Insperity, he worked in the audit practice of Ernst & Young LLP. Mr. Allison earned his Bachelor of Business Administration and Master in Professional Accounting degrees from the University of Texas and is a certified public accountant.
Christian P. Callens has served as Senior Vice President of Legal, General Counsel & Secretary since January 2024. Mr. Callens joined Insperity in January 2014 as Managing Counsel and Assistant Secretary, in which role he led the Transactions and Corporate Law Practice Group. He was promoted to Deputy General Counsel, Managing Counsel & Assistant Secretary in October 2022. Prior to joining Insperity in 2014, Mr. Callens was counsel in the corporate practice of Skadden, Arps, Slate, Meagher & Flom LLP. He also previously held an executive position at a privately-held technology company. Mr. Callens began his legal career as a law clerk for the Honorable John Minor Wisdom of the United States Fifth Circuit Court of Appeals. He holds a Bachelor of Arts degree from The University of Texas at Austin and a Juris

36	2023 Form 10-K

EXECUTIVE OFFICERS
Doctor degree from Tulane University Law School, where he was senior managing editor of the Tulane Law Review and a member of The Order of the Coif.

37	2023 Form 10-K

STOCK ACTIVITIES
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 1, 2024, there were 61 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
During 2023, we paid dividends of $84.2 million. The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about purchases by Insperity during the three months ended December 31, 2023 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
10/01/2023 — 10/31/2023	120	$98.29	—	1,969,562
11/01/2023 — 11/30/2023	—	—	—	1,969,562
12/01/2023 — 12/31/2023	287	116.80	—	1,969,562
Total	407	$111.34	—
____________________________________
(1)During the three months ended December 31, 2023, 407 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock. During the three months ended December 31, 2023, no shares were repurchased under the program. As of December 31, 2023, we were authorized to repurchase an additional 1,969,562 shares under the program. Unless terminated earlier by resolution of our Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

38	2023 Form 10-K

STOCK ACTIVITIES
Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2018, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index, and the S&P Composite 1500 – Human Resource & Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P Composite 1500 – Human Resource and Employment Services Index
*$100 invested on 12/31/18 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/18	12/19	12/20	12/21	12/22	12/23

Insperity, Inc.	100.00	93.25	90.31	135.62	133.02	139.98
S&P Smallcap 600	100.00	122.78	136.64	173.29	145.39	168.73
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
S&P Composite 1500 – Human Resource & Employment Services	100.00	122.79	123.83	187.16	139.81	148.84
This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
Item 6. [Reserved].

39	2023 Form 10-K

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
2023 Highlights
•Average number of WSEEs paid per month increased 5.8% to 312,102. Revenues increased 9.2% on the 5.8% WSEE growth and a 3.2% increase in revenue per WSEE.
•We ended 2023 averaging 315,072 paid WSEEs in the fourth quarter of 2023, which represents a 2.5% increase over the fourth quarter of 2022. We expect the average number of paid WSEEs per month to be between 318,350 and 321,500 for the full year 2024, an increase of 2% to 3%.
•Approximately 26.1% and 24.9% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2023 and 2022, respectively, which is generally defined as companies with 150 to 5,000 WSEEs.
•Gross profit increased 2.5% to $1.0 billion. The increase was primarily due to the 5.8% growth in the average number of WSEEs paid per month, which was partially offset by a 3.1% decrease in gross profit per WSEE. Gross profit per WSEE paid per month reflected, in part, a 3.2% pricing increase offset by a 4.5% increase in direct costs per WSEE. The increase in direct costs per WSEE was primarily attributable to a 6.6% increase in benefits costs per participant.
•Operating expenses increased 7.5% in 2023 to $818.3 million, and included increases in travel and event costs, salary and wages, and the implementation of a CRM solution. On a per WSEE per month basis, operating expenses increased from $215 in 2022 to $219 in 2023.
•Net income and diluted earnings per share (“Diluted EPS”) decreased 4.4% and 3.7% to $171.4 million and $4.47, respectively.
•Adjusted EBITDA increased 0.4% to $353.6 million.

40	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Adjusted net income decreased 2.0% to $211.7 million.
•Adjusted EPS decreased 1.3% to $5.52.
•Our adjusted EBITDA per WSEE per month decreased 6.0% from $100 in 2022 to $94 in 2023.
•We ended 2023 with working capital of $159.0 million.
•During 2023, we paid $84.2 million in dividends, repurchased approximately 1,259,000 shares of our common stock at a cost of $131.5 million and paid $40.1 million in capital expenditures.
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

41	2023 Form 10-K

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

42	2023 Form 10-K

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
We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•Benefits costs — We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Outsourcing Solutions and our corporate employees and utilizes a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts (known as Harvard Pilgrim Health Care (HPHC) beginning in 2024), all of which provide fully insured policies or service contracts.
The health insurance contract with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Income and Comprehensive Income. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Effective January 1, 2020, we entered into an arrangement whereby our financial responsibility is limited to the first $1 million of paid claims per claimant per year. Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2023, Plan Costs were more than the net premiums paid and owed to United by $23.5 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $32.5 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2023, were $6.5 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rate on our estimate of total benefits costs of $3.0 billion in 2023:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(29,871)	$22,744
(1.0)%	(11,948)	9,098
1.0%	11,948	(9,098)
2.5%	29,871	(22,744)

43	2023 Form 10-K

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
Because we bear the financial responsibility for claims up to the levels noted above, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires judgment.

We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2023 and 2022, we reduced accrued workers’ compensation costs by $33.5 million and $42.2 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 4.3% in 2023 and 2.9% in 2022) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income and Comprehensive Income.

Our claim trends could be greater than or less than our prior estimates, in which case we would revise our claims estimates and record an adjustment to workers’ compensation costs in the period such determination is made. If we were to experience any significant changes in actuarial assumptions, our loss development rates could increase (or decrease), which would result in an increase (or decrease) in workers’ compensation costs and a resulting decrease (or increase) in net income reported in our Consolidated Statements of Income and Comprehensive Income.

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $74.1 million in 2023:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(3,926)	$2,987
(2.5)%	(1,963)	1,494
2.5%	1,963	(1,494)
5.0%	3,926	(2,987)

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2023, we received $46.3 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits – workers’ compensation. As of December 31, 2023, we had restricted cash of $57.4 million and deposits – workers’ compensation of $198.2 million. We have estimated and accrued $220.3 million in incurred workers’ compensation claim costs as of December 31, 2023. Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.

44	2023 Form 10-K

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

45	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in thousands, except per share, WSEE, and statistical data)	Year Ended December 31,			% Change
	2023	2022	2021	2023 v 2022	2022 v 2021

Financial data:
Revenues(1)	$6,485,871	$5,938,818	$4,973,070	9.2%	19.4%
Gross profit	1,036,803	1,011,233	820,102	2.5%	23.3%
Operating expenses	818,254	760,994	646,773	7.5%	17.7%
Operating income	218,549	250,239	173,329	(12.7)%	44.4%
Other income (expense), net	6,529	(4,814)	(5,011)	235.6%	(3.9)%
Net income	171,382	179,350	124,080	(4.4)%	44.5%
Diluted EPS	4.47	4.64	3.18	(3.7)%	45.9%

Non-GAAP financial measures(2):
Adjusted net income	$211,735	$215,947	$154,026	(2.0)%	40.2%
Adjusted EBITDA	353,630	352,295	254,946	0.4%	38.2%
Adjusted EPS	5.52	5.59	3.95	(1.3)%	41.5%

Average WSEEs paid	312,102	295,005	250,745	5.8%	17.7%

Statistical data (per WSEE per month):
Revenues(3)	$1,732	$1,678	$1,653	3.2%	1.5%
Gross profit	277	286	273	(3.1)%	4.8%
Operating expenses	219	215	215	1.9%	—
Operating income	58	71	58	(18.3)%	22.4%
Net income	46	51	41	(9.8)%	24.4%
Adjusted EBITDA(2)	94	100	85	(6.0)%	17.6%
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Gross billings	$43,141,366	$40,126,910	$33,318,693
Less: WSEE payroll cost	36,655,495	34,188,092	28,345,623
Revenues	$6,485,871	$5,938,818	$4,973,070
(2)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(3)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2023	2022	2021
Gross billings	$11,519	$11,335	$11,073
Less: WSEE payroll cost	9,787	9,657	9,420
Revenues	$1,732	$1,678	$1,653

46	2023 Form 10-K

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
•During 2023, the average number of WSEEs paid from new client sales and the net gain (loss) in our client base declined compared to 2022. Average client retention also declined from 85% in 2022 to 83% in 2023.
•During 2022, the average number of WSEEs paid from new client sales increased 16.4% from 2021. Average client retention improved from 82% in 2021 to 85% in 2022, while the net gain in our client base continued, at higher than historical levels, although lower than 2021, a period when many clients were rehiring employees as the pandemic conditions improved.

Average WSEEs Paid and Year-over-Year Growth Percentage (in thousands)	Adjusted EBITDA and Year-over-Year Growth Percentage (in thousands)	Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)
Revenues
2023 Compared to 2022
Our revenues for 2023 were $6.5 billion, an increase of 9.2%, primarily due to the following:
•Average WSEEs paid increased 5.8%.
•Revenues per WSEE per month increased 3.2%, or $54.

47	2023 Form 10-K

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
We provide our PEO HR Outsourcing Solutions to small and medium-sized businesses throughout the United States. PEO HR Outsourcing Solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)
____________________________________
Note: Texas is included in the Southwest region.
The percentage of total PEO HR Outsourcing Solutions revenues in our significant markets include the following:
Significant Markets

48	2023 Form 10-K

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)	Gross Profit per WSEE per Month and Year-over-Year Growth Percentage (per WSEE per month)
2023 Compared to 2022
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $54 due to higher average pricing of 3.2%.
The net decrease in direct costs between 2023 and 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $16.4 million as discussed below. The $63 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $44 per WSEE per month, or 6.6% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 65.0% in 2023 compared to 65.4% in 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $13.0 million, or $3 per WSEE per month, in 2023 compared to an increase in costs of $12.1 million, or $3 per WSEE per month, in 2022.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.

49	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Workers’ compensation costs
Our continued discipline around our client selection, workplace safety and claims management contributed to the small increase in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs increased 12.1%, or $1 per WSEE per month, in 2023 compared to 2022.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.23% in both 2023 and 2022.
•We recorded a reduction in workers’ compensation costs of $33.5 million, or 0.11% of non-bonus payroll costs, in 2023 compared to a reduction of $42.2 million, or 0.14% of non-bonus payroll costs, in 2022, primarily as a result of closing out claims at lower than expected costs.
Please read “—Critical Accounting Policies and Estimates—Workers' Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 8.9% on a 7.2% increase in payroll costs, or $18 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 6.5% in 2023 compared to 6.4% in 2022.
2022 Compared to 2021
The net increase in direct costs between 2022 and 2021 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $6.7 million as discussed below. The $12 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits decreased $9 per WSEE per month, but increased 1.2% on a per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 65.4% in 2022 compared to 67.0% in 2021.
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

50	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read “—Critical Accounting Policies and Estimates—Workers' Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 23.0% on an 20.6% increase in payroll costs, or $27 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 6.4% in 2022 compared to 6.3% in 2021.

51	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
2023 Compared to 2022
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
(in thousands, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$460,715	$430,945	6.9%	$123	$122	0.8%
Stock-based compensation	52,996	50,080	5.8%	14	14	—
Commissions	46,847	45,672	2.6%	13	13	—
Advertising	37,324	37,503	(0.5)%	10	11	(9.1)%
General and administrative	177,664	156,134	13.8%	48	44	9.1%
Depreciation and amortization	42,708	40,660	5.0%	11	11	—
Total operating expenses	$818,254	$760,994	7.5%	$219	$215	1.9%
Operating expenses for 2023 increased 7.5% to $818.3 million compared to $761.0 million in 2022. Operating expenses per WSEE per month for 2023 increased 1.9% to $219 compared to $215 in 2022.
•Salaries of corporate and sales staff for 2023 increased 6.9% to $460.7 million, or $1 per WSEE per month, compared to 2022. The increase was primarily due to an increase in BPA, service and support headcount and staff compensation levels, which was partially offset by lower incentive compensation expense in 2023 compared to 2022.
•Stock-based compensation expense for 2023 increased 5.8% to $53.0 million, but remained flat on a per WSEE per month basis, compared to 2022. The increase was primarily due to awards issued under our restricted stock unit program, partially offset by a decrease in the number of stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans based on our lower than expected operating results in 2023.Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•Commissions expense for 2023 increased 2.6% to $46.8 million, but remained flat on a per WSEE per month basis, compared to 2022. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, as well as an increase in the amount of sales channel referral fees paid during 2023.
•General and administrative expenses for 2023 increased 13.8% to $177.7 million, or $4 per WSEE per month, compared to 2022. The increase was primarily due to increased travel and event costs, software licensing and maintenance costs, and amortization of SaaS implementation costs.
•Depreciation and amortization expense for 2023 increased 5.0% to $42.7 million, but remained flat on a per WSEE per month basis, compared to 2022. The increase was primarily due to increased capital expenditures related to computer hardware and software and software development costs.

52	2023 Form 10-K

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
•Salaries of corporate and sales staff for 2022 increased 13.7% to $430.9 million, but decreased $4 on a per WSEE per month basis, compared to 2021 on a 17.7% increase in WSEEs paid per month. The increase was primarily due to a 7.9% increase in corporate headcount, as well as higher incentive compensation accruals in 2022.
•Stock-based compensation expense for 2022 increased 23.3% to $50.1 million, but remained flat on a per WSEE per month basis, compared to 2021. The increase was primarily due to awards issued under our long-term incentive and restricted stock unit programs. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•Commissions expense for 2022 increased 30.8% to $45.7 million, or $1 per WSEE per month, compared to 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, including a new incentive program for our BPAs and sales managers, as well as an increase in the amount of sales channel referral fees paid during 2022.
•Advertising expense for 2022 increased 28.9% to $37.5 million, or $1 per WSEE per month, compared to 2021. The increase was primarily due to increases in radio, print and digital advertising and sponsorship costs.
•General and administrative expenses for 2022 increased 25.5% to $156.1 million, or $4 per WSEE per month, compared to 2021. The increase was primarily due to increased travel, event and software licensing costs.
•Depreciation and amortization expense for 2022 increased 5.5% to $40.7 million, but decreased $2 on a per WSEE per month basis, compared to 2021. The increase was primarily due to the completion of a new facility on our corporate campus during 2021 and increased capital expenditures related to software development costs.
Other Income (Expense)
Other income (expense) was a net income of $6.5 million in 2023 and net expense of $4.8 million and $5.0 million in 2022 and 2021, respectively.
In 2023 and 2022, the increase in other income was due to an increase in interest rates on our marketable securities investments and workers’ compensation deposits, which was partially offset by an increase in interest expense related to higher average interest rates on borrowings under our credit facility. Please read Note 2 to the Consolidated Financial Statements, “Other Balance Sheet Information,” for additional information.
Income Tax Expense
Our effective income tax rate was 23.9% in 2023, 26.9% in 2022 and 26.3% in 2021. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by

53	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
excess tax benefits associated with the vesting of equity compensation of $4.9 million, $0.2 million and $2.6 million, in 2023, 2022 and 2021, respectively. Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.
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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Year Ended December 31,
	2023		2022		2021
		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$36,655,495	$9,787	$34,188,092	$9,657	$28,345,623	$9,420
Less: Bonus payroll cost	4,978,439	1,329	4,959,987	1,401	4,719,217	1,568
Non-bonus payroll cost	$31,677,056	$8,458	$29,228,105	$8,256	$23,626,406	$7,852
% Change year over year	8.4%	2.4%	23.7%	5.1%	14.5%	6.9%

54	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	December 31, 2023	December 31, 2022

Cash, cash equivalents and marketable securities	$708,778	$765,896
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	510,092	504,817
Client prepayments	27,592	36,800
Adjusted cash, cash equivalents and marketable securities	$171,094	$224,279
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2023		2022		2021
		Per WSEE		Per WSEE		Per WSEE

Net income	$171,382	$46	$179,350	$51	$124,080	$41
Income tax expense	53,696	14	66,075	19	44,238	15
Interest expense	27,137	7	14,207	4	7,458	2
Amortization of SaaS implementation costs	5,711	2	1,923	1	—	—
Depreciation and amortization	42,708	11	40,660	11	38,547	13
EBITDA	300,634	80	302,215	86	214,323	71
Stock-based compensation	52,996	14	50,080	14	40,623	14
Adjusted EBITDA	$353,630	$94	$352,295	$100	$254,946	$85
% Change year over year	0.4%	(6.0)%	38.2%	17.6%	(11.7)%	(17.5)%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net income	$171,382	$179,350	$124,080
Non-GAAP adjustments:
Stock-based compensation	52,996	50,080	40,623
Tax effect	(12,643)	(13,483)	(10,677)
Total non-GAAP adjustments, net	40,353	36,597	29,946
Adjusted net income	$211,735	$215,947	$154,026
% Change year over year	(2.0)%	40.2%	(15.1)%

55	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Year Ended December 31,
(amounts per share)	2023	2022	2021

Diluted EPS	$4.47	$4.64	$3.18
Non-GAAP adjustments:
Stock-based compensation	1.38	1.30	1.04
Tax effect	(0.33)	(0.35)	(0.27)
Total non-GAAP adjustments, net	1.05	0.95	0.77
Adjusted EPS	$5.52	$5.59	$3.95
% Change year over year	(1.3)%	41.5%	(14.9)%
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
We had $708.8 million in cash, cash equivalents and marketable securities at December 31, 2023, of which approximately $510.1 million was payable in early January 2024 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $27.6 million represented client prepayments that were payable in January 2024. At December 31, 2023, we had working capital of $159.0 million compared to $158.5 million at December 31, 2022. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for 2024. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of December 31, 2023, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in 2023 was $198.5 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the year ended December 31, 2023, the last business day of the reporting period was a Friday, client prepayments were $27.6 million and employment taxes and other deductions were $510.1 million. In the year ended December 31, 2022, the last business day of the reporting period was also a Friday, client prepayments were $36.8 million and employment taxes and other deductions were $504.8 million.
•Workers’ compensation plan funding — During 2023 and 2022, we received $46.3 million and $30.2 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.

56	2023 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2023, Plan Costs were more than the net premiums paid and owed to United by $23.5 million, which is $32.5 million less than our agreed-upon $9.0 million surplus maintenance level. The $32.5 million difference is therefore reflected as a current liability and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2023. In addition, the premiums owed to United at December 31, 2023, were $6.5 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 2.0% to $211.7 million in 2023, compared to $215.9 million in 2022. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $21.7 million for the year ended December 31, 2023, primarily due to property and equipment purchases of $40.1 million, partially offset by $18.4 million of marketable securities maturities and dispositions, net of purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $155.0 million for the year ended December 31, 2023. We paid $84.2 million in dividends and repurchased or withheld $131.5 million in stock. In addition, client funds liability and other financing activities increased by $60.7 million.
Seasonality, Inflation and Quarterly Fluctuations
Our quarterly earnings are impacted by the seasonal nature of our medical claims costs and payroll taxes. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many WSEEs’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims . Payroll taxes and associated billings are computed based on an employee’s annual taxable wage base. The annual payroll tax wage bases are frequently met in the first two quarters of each year depending on the employee’s compensation levels. As a result, the gross profit contribution from payroll taxes is typically higher in the first two quarters and declines in the latter half of each year. These historical trends may change and other seasonal trends may develop in the future. For further information related to our health insurance costs, please read “—Critical Accounting Policies and Estimates—Benefits Costs.”
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition; however, inflationary pressure could adversely impact our profitability in the future.

57	2023 Form 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our Facility bear interest at a variable market rate. As of December 31, 2023, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

58	2023 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2023 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Trading Plans
During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

59	2023 Form 10-K

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
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.

60	2023 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

Exhibit No.		Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
3.2		Amended and Restated Bylaws of Insperity, Inc. dated November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2023).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
4.2		Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2019).
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

10.3	†
Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after December 30, 2019 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.4	†
Form of Restricted Stock Unit Agreement for awards granted to other employees on or after December 30, 2019 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.5	*†	Form of Restricted Stock Unit Agreement for awards granted to executive officers on or after January 29, 2024.
10.6	*†	Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after January 29, 2024.
10.7	*†	Form of Restricted Stock Unit Agreement for awards granted to certain other employees on or after January 29, 2024.
10.8	†
Form of Employee Award Notice and Agreement under LTIP granted on or after December 30, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.9	*†	Form of Employee Award Notice and Agreement under LTIP granted on or after January 29, 2024.

61	2023 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.10	†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.11	†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.12	†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.13	†	Directors Compensation Plan (as amended and restated April 1, 2017) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017).
10.14		Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.15		Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.16		First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.17		Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.18		Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.19		Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.20
First Amendment to the Insperity Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed for the year ended December 31, 2019).

10.21		Insperity, Inc. Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on April 14, 2023 (No. 1-13998)).
10.22		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.23	*	Insperity, Inc. Long-Term Incentive Program, as amended and restated January 29, 2024.
10.24	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.25	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.26	(+)
Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.27	(+)
Minimum Premium Administrative Services Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.28	(+)
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

62	2023 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.31	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.32	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.33	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.34	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.35	(+)
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.36	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2016).

10.37	(+)
Amendment to Minimum Premium Administrative Services Agreement (as previously amended effective January 1, 2016) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.38	(+)
Amendment to Minimum Premium Financial Agreement (as previously amended effective January 1, 2017) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.39	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of February 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2020).

10.40	(+)	Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of December 28, 2021.
10.41		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.42
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.43		Second Amendment to Amended and Restated Credit Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.44		Third Amendment to Amended and Restated Credit Agreement dated April 28, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.45		Fourth Amendment to the Amended and Restated Credit Agreement dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2022).
10.46
Fifth Amendment to the Amended and Restated Credit Agreement dated September 28, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2023).

21.1	*	Subsidiaries of Insperity, Inc.

63	2023 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	*	Insperity, Inc. Policy for Recovery of Erroneously Awarded Compensation Applicable to Executive Officers.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*	Filed herewith.
	**	Furnished with this report.
	†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
	(+)	Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) the type of information the Company treats as private or confidential.
ITEM 16.  FORM 10-K SUMMARY.
None.

64	2023 Form 10-K

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2024.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

65	2023 Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 8, 2024:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Douglas S. Sharp	Executive Vice President of Finance, Chief Financial Officer & Treasurer
Douglas S. Sharp
(Principal Financial Officer and Principal Accounting Officer)

*	Director
Timothy Clifford

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*By: /s/ Christian P. Callens
Christian P. Callens, attorney-in-fact

66	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.

F-1	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

F-2	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred but Not Reported Health Insurance Claims

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Health Insurance Costs”, the Company provides the majority of its health insurance coverage to its employees through a fully insured health insurance policy with UnitedHealthcare (“United”). While the policy with United is a fully insured plan, as a result of certain contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model. Accordingly, the Company records the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees, as benefits expense, which is a component of Payroll taxes, benefits and workers’ compensation costs in the consolidated statement of income and comprehensive income. The estimated incurred but not reported claims under the Company’s United insurance policy are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.
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
Our audit procedures included, among others, assessing (i) the Company’s health insurance cost estimation methodology, (ii) significant assumptions used to develop the medical completion rates, which includes the incurred but not reported component, (iii) the accuracy and completeness of the claims processed data used in the Company’s computation, as well as (iv) the historical accuracy of management’s estimates of the cost of incurred health insurance claims. Our testing of the medical completion rate assumptions included comparing the completion rate assumptions used by management to the completion rates experienced in historical periods and assessing whether contrary evidence exists with respect to the completion rate assumptions utilized by the Company to estimate the cost of incurred health insurance claims. Furthermore, we involved our actuarial specialists to assist in our evaluation of the Company’s methodology and compared the Company’s estimate to a range developed by our actuarial specialists based on the historical claim data and independently selected assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Houston, Texas
February 8, 2024

F-3	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board & Chief Executive Officer	Executive Vice President, Finance, Chief Financial Officer & Treasurer

F-4	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Houston, Texas
February 8, 2024

F-5	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$692,873	$732,828
Restricted cash	57,403	49,779
Marketable securities	15,905	33,068
Accounts receivable, net	693,878	622,764
Prepaid insurance and related assets	7,013	11,706
Funds held for clients and other current assets	128,220	61,728
Total current assets	1,595,292	1,511,873
Property and equipment, net of accumulated depreciation	197,424	199,992
Right-of-use (“ROU”) leased assets	57,438	56,532
Deposits and prepaid health insurance	215,070	213,270
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	20,347	15,533
Other assets	21,381	29,354
Total assets	$2,119,659	$2,039,261
Liabilities and stockholders' equity
Accounts payable	$10,693	$7,732
Payroll taxes and other payroll deductions payable	566,373	556,085
Accrued worksite employee payroll costs	559,194	513,397
Accrued health insurance costs	46,460	53,402
Accrued workers’ compensation costs	60,475	53,485
Accrued corporate payroll and commissions	64,286	89,147
Client funds liability and other accrued liabilities	128,808	80,122
Total current liabilities	1,436,289	1,353,370
Accrued workers’ compensation costs, net of current	162,852	179,629
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	57,494	55,587
Total noncurrent liabilities	589,746	604,616
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 per share par value; 20,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120,000 shares authorized; 55,489 shares issued and 37,281 shares and 37,881 shares outstanding, respectively)	555	555
Additional paid-in capital	185,031	151,144
Treasury stock, at cost (18,208 and 17,608 shares held in treasury, respectively)	(830,524)	(725,532)
Accumulated other comprehensive income (loss), net of tax	9	(82)
Retained earnings	738,553	655,190
Total stockholders' equity	93,624	81,275
Total liabilities and stockholders’ equity	$2,119,659	$2,039,261
See accompanying notes.

F-6	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021

Revenues	$6,485,871	$5,938,818	$4,973,070
Payroll taxes, benefits and workers’ compensation costs	5,449,068	4,927,585	4,152,968
Gross profit	1,036,803	1,011,233	820,102
Salaries, wages and payroll taxes	460,715	430,945	379,171
Stock-based compensation	52,996	50,080	40,623
Commissions	46,847	45,672	34,922
Advertising	37,324	37,503	29,097
General and administrative expenses	177,664	156,134	124,413
Depreciation and amortization	42,708	40,660	38,547
Total operating expenses	818,254	760,994	646,773
Operating income	218,549	250,239	173,329
Other income (expense):
Interest income	33,666	9,393	2,447
Interest expense	(27,137)	(14,207)	(7,458)
Income before income tax expense	225,078	245,425	168,318
Income tax expense	53,696	66,075	44,238
Net income	$171,382	$179,350	$124,080
Unrealized gain (loss) on available-for-sale securities, net of tax	91	(73)	(14)
Comprehensive income	$171,473	$179,277	$124,066

Net income per share of common stock
Basic	$4.53	$4.70	$3.22
Diluted	$4.47	$4.64	$3.18

See accompanying notes.

F-7	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND (DEFICIT)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands)	Shares	Amount

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$5	$575,028	$44,132
Purchase of treasury stock, at cost	—	—	—	(69,725)	—	—	(69,725)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,140)	26,479	—	(1,339)	—
Stock-based compensation expense	—	—	37,381	3,242	—	—	40,623
Exercise of stock options	—	—	(329)	569	—	—	240
Other	—	—	1,739	1,330	—	—	3,069
Dividends paid	—	—	—	—	—	(144,179)	(144,179)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	124,080	124,080
Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$(9)	$553,590	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(73,285)	—	—	(73,285)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,285)	10,443	—	(1,158)	—
Stock-based compensation expense	—	—	49,124	956	—	—	50,080
Other	—	—	2,126	1,443	—	—	3,569
Dividends paid	—	—	—	—	—	(76,592)	(76,592)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(73)	—	(73)
Net income	—	—	—	—	—	179,350	179,350
Balance at December 31, 2022	55,489	$555	$151,144	$(725,532)	$(82)	$655,190	$81,275
Purchase of treasury stock, at cost	—	—	—	(132,063)	—	—	(132,063)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21,285)	25,085	—	(3,800)	—
Stock-based compensation expense	—	—	52,678	318	—	—	52,996
Other	—	—	2,494	1,668	—	—	4,162
Dividends paid	—	—	—	—	—	(84,219)	(84,219)
Unrealized gain on marketable securities, net of tax	—	—	—	—	91	—	91
Net income	—	—	—	—	—	171,382	171,382
Balance at December 31, 2023	55,489	$555	$185,031	$(830,524)	$9	$738,553	$93,624
See accompanying notes.

F-8	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021

Cash flows from operating activities
Net income	$171,382	$179,350	$124,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,708	40,660	38,547
Stock-based compensation	52,996	50,080	40,623
Deferred income taxes	(4,814)	(10,641)	4,711
Changes in operating assets and liabilities:
Accounts receivable	(71,114)	(109,458)	(120,560)
Prepaid insurance and related assets	4,693	(421)	(1,121)
Other current assets	(14,215)	(5,206)	(13,851)
Other assets and ROU assets	23,523	2,600	5,240
Accounts payable	2,961	1,320	209
Payroll taxes and other payroll deductions payable	10,288	88,193	89,932
Accrued worksite employee payroll costs	45,797	103,744	74,817
Accrued health insurance costs	(6,942)	3,401	17,316
Accrued workers’ compensation costs	(9,787)	(10,114)	(197)
Accrued corporate payroll, commissions and other accrued liabilities	(44,620)	(5,179)	14,716
Income taxes payable/receivable	(4,368)	19,362	(14,307)
Total adjustments	27,106	168,341	136,075
Net cash provided by operating activities	198,488	347,691	260,155

Cash flows from investing activities
Marketable securities:
Purchases	(47,983)	(46,748)	(58,202)
Proceeds from maturities	38,635	44,955	60,045
Proceeds from dispositions	27,735	—	—
Property and equipment purchases	(40,117)	(30,329)	(32,856)
Net cash used in investing activities	(21,730)	(32,122)	(31,013)

Cash flows from financing activities
Purchase of treasury stock	(131,519)	(73,285)	(69,725)
Dividends paid	(84,219)	(76,592)	(144,179)
Client funds liability and other	60,726	8,727	5,831
Net cash used in financing activities	(155,012)	(141,150)	(208,073)
Net increase in cash, cash equivalents, restricted cash and funds held for clients	21,746	174,419	21,069
Cash, cash equivalents, restricted cash and funds held for clients beginning of year	1,013,919	839,500	786,699
Cash, cash equivalents, restricted cash and funds held for clients end of year	$1,035,665	$1,013,919	$807,768
See accompanying notes.

F-9	2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021

Supplemental cash flow information:
Income taxes, net	$62,879	$57,354	$53,835
Cash paid for interest	22,067	13,402	7,268
ROU assets obtained in exchange for lease obligations	22,177	9,736	19,572
Excise tax liability accrued for common stock repurchases	544	—	—
See accompanying notes.

F-10	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies
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

F-11	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
represent unbilled accounts receivable of $668.9 million and $600.4 million at December 31, 2023 and December 31, 2022, and are included in accounts receivable, net on our Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income and Comprehensive Income.
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Northeast	$1,756,884	$1,624,556	$1,390,156
Southeast	906,712	796,219	630,342
Central	1,170,491	1,045,043	867,914
Southwest	1,249,922	1,163,088	993,747
West	1,337,294	1,251,186	1,033,996
	6,421,303	5,880,092	4,916,155
Other revenue	64,568	58,726	56,915
Total revenue	$6,485,871	$5,938,818	$4,973,070
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Gross billings	$43,141,366	$40,126,910	$33,318,693
Less: WSEE payroll cost	36,655,495	34,188,092	28,345,623
Revenues	$6,485,871	$5,938,818	$4,973,070

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our WSEEs. Our direct costs associated with our revenue generating activities are primarily comprised of all other costs related to our WSEEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
Segment Reporting
We operate one reportable segment under ASC 280, Segment Reporting.

F-12	2023 Form 10-K

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
We account for marketable securities in accordance with ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2023 and 2022, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022

Land	$6,215	$6,215
Buildings and improvements	217,274	207,740
Computer hardware and software	145,206	141,856
Software development costs	137,337	123,967
Furniture, fixtures and other	51,849	50,835
Property and equipment, gross	557,881	530,613
Accumulated depreciation and amortization	(360,457)	(330,621)
Property and equipment, net	$197,424	$199,992

F-13	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life

Buildings and improvements	5	—	30	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	5	years
Furniture, fixtures and other	5	—	7	years
Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $13.8 million, $13.2 million and $10.9 million in amortization of capitalized software development costs in 2023, 2022 and 2021, respectively. Unamortized software development costs were $33.3 million and $33.7 million at December 31, 2023 and 2022, respectively.
We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset or asset group. In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.
Cloud Computing Arrangements
We incur costs to implement cloud computing arrangements that are hosted by third party vendors. SaaS implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. The capitalized costs are recorded in our short-term and long-term other assets on our Consolidated Balance Sheets. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement, typically a two to five year period. We recognized $5.7 million and $1.9 million in amortization of SaaS implementation costs in 2023 and 2022, respectively. Unamortized SaaS implementation costs were $23.7 million and $20.2 million at December 31, 2023 and 2022, respectively.
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
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2023, 2022 or 2021.

F-14	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Health Insurance Costs
We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Outsourcing Solutions and our corporate employees and utilizes a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Tufts (known as Harvard Pilgrim Health Care (HPHC) beginning in 2024), all of which provide fully insured policies or service contracts.
Approximately 87% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million (“Pooling Limit”). Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Income and Comprehensive Income. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at December 31, 2023, and is included in deposits - health insurance as a long-term asset on our Consolidated Balance Sheets. As of December 31, 2023, Plan Costs were more than the net premiums paid and owed to United by $23.5 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $32.5 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2023 were $6.5 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in 2023 included a decrease of $13.0 million for changes in estimated run-off related to prior periods, net of Pooling Limit. Our benefits costs incurred in 2022 included an increase of $12.1 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in 2021 included an increase of $4.9 million for changes in estimated run-off related to prior periods.
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

F-15	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2023, 2022, and 2021, we reduced accrued workers’ compensation costs by $33.5 million, $42.2 million and $41.7 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2023 was 4.3% and in 2022 was 2.9%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income and Comprehensive Income.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in thousands)	2023	2022

Beginning balance, January 1,	$229,408	$239,623
Accrued claims	61,720	49,121
Present value discount, net of accretion	(13,430)	(9,517)
Paid claims	(57,443)	(49,819)
Ending balance	$220,255	$229,408

Current portion of accrued claims	$57,403	$49,779
Long-term portion of accrued claims	162,852	179,629
Total accrued claims	$220,255	$229,408
The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at December 31, 2023 and 2022 includes $3.1 million and $3.7 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $250.0 million as of December 31, 2023 and $250.5 million as of December 31, 2022.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During 2023, we received $46.3 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits – workers’ compensation. At December 31, 2023, we had restricted cash of $57.4 million and deposits – workers’ compensation of $198.2 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2023, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees to be recognized in the income statement based on their fair values.
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

F-16	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2023 and 2022, and ranging from up to 3% to up to 6% of the employees’ eligible compensation in 2021. Matching contributions under the Corporate Plan are immediately vested. During 2023, 2022 and 2021, we made matching contributions on behalf of corporate employees to the Corporate Plan of $16.9 million, $14.4 million, and $8.2 million, respectively, and are included in salaries, wages and payroll taxes in our Consolidated Statements of Income and Comprehensive Income.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2023, 2022 and 2021, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $374.5 million, $328.5 million, and $244.1 million, respectively.
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
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 14, 2024, with early adoption permitted. We are currently evaluating the guidance and have not determined the impact this standard may have on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures. ASU2023-09 expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the guidance and have not determined the impact this standard may have on our Consolidated Financial Statements.

F-17	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31, 2023			December 31, 2022
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$611,100	$—	$611,100	$678,512	$—	$678,512
Investment holdings	119,408	15,905	135,313	56,963	33,068	90,031
	730,508	15,905	746,413	735,475	33,068	768,543
Cash in demand accounts	26,931	—	26,931	41,047	—	41,047
Outstanding checks	(64,566)	—	(64,566)	(43,694)	—	(43,694)
Total	$692,873	$15,905	$708,778	$732,828	$33,068	$765,896
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at December 31, 2023 and December 31, 2022 included $510.1 million and $504.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $27.6 million and $36.8 million, respectively, in client prepayments.
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in thousands)	2023		2022		2021

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$732,828		$575,812		$554,846
Restricted cash	49,779		46,929		45,522
Other current assets - funds held for clients(1)	34,942	(2)	31,732	(2)	—	(2)
Deposits – workers’ compensation	196,370		185,027		186,331
Cash, cash equivalents, restricted cash and funds held for clients beginning of year	$1,013,919		$839,500		$786,699

Cash and cash equivalents	$692,873		$732,828		$575,812
Restricted cash	57,403		49,779		46,929
Other current assets - funds held for clients(1)	87,219	(2)	34,942	(2)	—	(2)
Deposits – workers’ compensation	198,170		196,370		185,027
Cash, cash equivalents, restricted cash and funds held for clients end of year	$1,035,665		$1,013,919		$807,768
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

F-18	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	December 31, 2023			December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$730,508	$730,508	$—	$735,475	$735,475	$—
U.S. Treasury bills	15,905	15,905	—	29,703	29,703	—
Municipal bonds	—	—	—	3,365	—	3,365
	746,413	746,413	—	768,543	765,178	3,365
Deposits - money market funds	22,292	22,292	—	—	—	—
Total	$768,705	$768,705	$—	$768,543	$765,178	$3,365
Please read Note 2 “Other Balance Sheet Information,” for additional information.
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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2023
U.S. Treasury bills	$15,896	$9	$—	$15,905

December 31, 2022
U.S. Treasury bills	$29,782	$—	$(79)	$29,703
Municipal bonds	3,369	—	(4)	3,365
As of December 31, 2023, the contractual maturities of all marketable securities in our portfolio were less than one year.

F-19	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of December 31, 2023, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, “Long-Term Debt,” for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2023	2022

Trade, net	$15,772	$13,934
Unbilled	668,920	600,446
Other	9,186	8,384
Accounts receivable, net	$693,878	$622,764
Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.1 million and $1.0 million as of December 31, 2023 and 2022, respectively. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our WSEEs and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Income and Comprehensive Income. We generally require clients to pay invoices for service fees no later than the same day as the applicable payroll date. As such, we generally do not require collateral. Client prepayments directly attributable to accrued worksite employee payroll costs and unbilled revenues have been netted as we have the legal right of offset for these amounts. Unbilled accounts receivable consisted of the following:

	December 31,
(in thousands)	2023	2022

Accrued worksite employee payroll cost	$559,194	$513,397
Unbilled revenues	137,318	123,849
Client prepayments	(27,592)	(36,800)
Unbilled accounts receivable	$668,920	$600,446

5.	Deposits and Prepaid Health Insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in thousands)	2023	2022

Prepaid health insurance	$9,000	$9,000
Deposits — health insurance	7,900	7,900
Deposits — workers’ compensation	198,170	196,370
Deposits and prepaid health insurance	$215,070	$213,270

F-20	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At December 31, 2023, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $279.6 million.
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for 2023 was 6.88%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2023.

F-21	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2023	2022

Deferred tax liabilities
Prepaid assets	$(4,191)	$(5,395)
Depreciation	(6,477)	(7,448)
Software development costs	—	(2,598)
Tenant improvements	(3,380)	(3,139)
Right-of-use leased assets	(16,624)	(16,371)
Intangibles	(2,595)	(2,247)
Total deferred tax liabilities	(33,267)	(37,198)

Deferred tax assets
Accrued incentive compensation	8,553	13,116
Net operating loss carryforward	332	407
Workers’ compensation accruals	4,588	5,358
Accrued rent	1,781	1,790
Software development costs	3,717	—
Stock-based compensation	14,332	12,255
Operating lease liabilities	20,007	19,508
Other	1,010	972
Total deferred tax assets	54,320	53,406
Valuation allowance	(706)	(675)
Total net deferred tax assets	53,614	52,731

Net deferred tax assets	$20,347	$15,533

F-22	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Current income tax expense
Federal	$49,058	$61,649	$30,887
State	9,452	15,067	8,640
Total current income tax expense	58,510	76,716	39,527

Deferred income tax (benefit) expense
Federal	(3,887)	(8,844)	4,562
State	(927)	(1,797)	149
Total deferred income tax (benefit) expense	(4,814)	(10,641)	4,711
Total income tax expense	$53,696	$66,075	$44,238
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Expected income tax expense at 21%	$47,266	$51,539	$35,347
State income taxes, net of federal benefit	6,540	10,106	6,974
Nondeductible expenses	5,455	4,338	7,362
Equity compensation, net	(4,386)	1,345	(4,427)
Research and development credit	(1,183)	(1,241)	(1,018)
Other, net	4	(12)	—
Reported total income tax expense	$53,696	$66,075	$44,238
At December 31, 2023, we have net operating loss carryforwards totaling $1.3 million that expire from 2025 to 2030 related to an acquisition that occurred in 2010.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, 2022 and 2021, we have no uncertain tax positions, and as a result, have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2020 through 2022 remain open to examination by the Internal Revenue Service of the United States. The tax years 2019 through 2022 remain open to examination by various state tax authorities.

8.	Stockholders' Equity
During 2023, we repurchased or withheld an aggregate of 1,259,109 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During 2023, 1,062,598 shares were repurchased under the Repurchase Program. On August 1, 2023, we announced that our Board authorized an increase of 2,000,000 shares that may be repurchased under the Repurchase Program. As of December 31, 2023, we were authorized to repurchase an additional 1,969,562 shares under the Repurchase Program.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During 2023, we recorded the applicable excise tax in treasury stock as part of the cost basis of stock repurchased and recorded a corresponding

F-23	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability for the excise tax payable in other accrued liabilities in our Consolidated Balance Sheets.
Withheld Shares
During 2023, we withheld 196,511 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2023	2022

First quarter	$0.52	$0.45
Second quarter	0.57	0.52
Third quarter	0.57	0.52
Fourth quarter	0.57	0.52
During 2023 and 2022, we declared and paid dividends totaling $84.2 million and $76.6 million, respectively.
Preferred Stock
At December 31, 2023, 20 million shares of preferred stock were authorized.

9.	Incentive Plans
The Insperity, Inc. Incentive Plan, as amended, provides for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
The Incentive Plan is administered by the Compensation Committee of the Board (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plan is necessary only when required by applicable law or stock exchange rules. Assuming all outstanding performance-based awards are paid at maximum achievement of pre-established performance goals, at December 31, 2023, 1,837,540 shares of common stock were available for future grants under the Incentive Plan.
We also maintain the Insperity, Inc. Long-Term Incentive Plan (“LTIP”) under the Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2023, 2022 and 2021.
Employees who attain a minimum age of 62 and have provided 15 years or more of continuous service may continue to vest in awards following a qualifying retirement as defined under the Incentive Plan award agreement, as though they were still an employee, provided the grant date of the award is six months or more before the employee’s last day of employment, the employee provides the Company with six months advance notice of retirement, the employee continues to work full-time during such six (6) month period, and the employee signs a waiver and release of claims. In addition, in order to avoid forfeiting any outstanding award, a retired employee must refrain from providing any services, including but not limited to, as an employee, director, advisor, or independent contractor to a business engaged in providing any

F-24	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-based compensation expense and other disclosures for stock-based awards follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Stock-based compensation expense recognized	$52,996	$50,080	$40,623
Income tax benefit realized from stock-based compensation expense	12,643	13,483	10,677
Time-Based Restricted Stock Units
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
The following is a summary of time-based RSUs award activity for 2023:

	Total Awards (in thousands)	Weighted Average Grant Date Fair Value

Non-vested — December 31, 2022	987	$86.34
Granted	556	123.66
Vested	(480)	83.54
Canceled	(25)	104.82
Non-vested — December 31, 2023	1,038	$106.98
Additional disclosures for time-based RSUs:

	Year Ended December 31,
	2023	2022	2021

Weighted average grant date fair value of awards granted	$123.66	$90.06	$88.84
Fair value of awards vested during the year (in millions)	58.7	30.4	28.7
As of December 31, 2023, unrecognized compensation expense associated with the unvested RSUs outstanding was $59.3 million and is expected to be recognized over a weighted average period of 22 months.
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

F-25	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2023:

	Number of Performance Units	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested — December 31, 2022	272	$85.37
Granted	67	133.08
Vested	(107)	70.05
Canceled	(5)	114.34
Non-vested — December 31, 2023	227	$105.92
As of December 31, 2023, we estimate that approximately 91,000, 83,000 and 57,000 shares will vest with $0.1 million, $1.6 million and $4.2 million in unamortized compensation expense related to the 2021, 2022 and 2023 LTIP grants, respectively.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount from the stock price at the end of the offering period. The ESPP is a non-compensatory plan under GAAP for stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 39,000, 36,000 and 36,000 shares were issued from treasury under the ESPP during fiscal years 2023, 2022 and 2021, respectively.

10.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net income	$171,382	$179,350	$124,080

Weighted average common shares outstanding	37,807	38,115	38,431
Incremental shares from assumed time-vested and performance-based RSU awards	535	501	471
Adjusted weighted average common shares outstanding	38,342	38,616	38,902

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	6	10	—

F-26	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Leases
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2023, 2022 and 2021 were $19.5 million, $18.7 million, and $18.2 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Income and Comprehensive Income. During 2023, cash paid for amounts included in the measurement of operating lease liabilities was $22.9 million.
The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Consolidated Balance Sheets	December 31, 2023

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$19,816
Long-term operating lease liabilities	Operating lease liabilities, net of current	57,494
Total operating lease liabilities		77,310
Less:
Landlord funded tenant improvements		13,004
Deferred rent		6,868
Operating lease ROU assets	Right-of-use leased assets	$57,438

Weighted average remaining lease term		5 years
Weighted average discount rate		4.2%
The following presents the maturity of our operating leases liabilities as of December 31, 2023:

(in thousands)	Operating Leases

2024	$22,604
2025	18,915
2026	15,317
2027	12,679
2028	8,841
Thereafter	7,152
Total remaining obligation	85,508
Less imputed interest	8,198
Present value of lease liabilities	$77,310
As of December 31, 2023, we have additional operating leases that have not yet commenced of $29.7 million with lease terms between three and eleven years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2023, future purchase and service obligations greater than $100,000 and one year were as follows:

F-27	2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

2024	$33,472
2025	21,622
2026	7,552
2027	3,113
2028	3,159
Thereafter	—
Total obligations	$68,918
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

F-28	2023 Form 10-K