Form 10-Q
period 2024-03-31
INSPERITY, INC.
filed 2024-05-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or
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
Yes ☐  No ☒

As of April 24, 2024, 37,655,455 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; including our strategic partnership with Workday, Inc.; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base these forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
•adverse economic conditions;
•failure to comply with or meet client expectations regarding certain COVID-19 relief programs;
•bank failures or other events affecting financial institutions;
•labor shortages, increasing competition for highly skilled workers, and evolving employee expectations regarding the workplace;
•impact of inflation;
•vulnerability to regional economic factors because of our geographic market concentration;
•failure to comply with covenants under our credit facility;
•impact of a future outbreak of highly infectious or contagious disease;
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

Insperity | 2024 First Quarter Form 10-Q	4

FORWARD LOOKING STATEMENTS
•our liability or damage to our reputation relating to disclosure of sensitive or private information as a result of data theft, cyberattacks or security vulnerabilities;
•failure of third-party providers, such as financial institutions, data centers or cloud service providers;
•our ability to fully realize the anticipated benefits of our strategic partnership and plans to develop a joint solution with Workday, Inc.; and
•our ability to integrate or realize expected returns on future product offerings, including through acquisitions, strategic partnerships, and investments.
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Insperity | 2024 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$667	$693
Restricted cash	61	57
Marketable securities	16	16
Accounts receivable, net	724	694
Prepaid insurance and related assets	37	7
Funds held for clients and other current assets	114	128
Total current assets	1,619	1,595
Property and equipment, net of accumulated depreciation	191	197
Right-of-use (“ROU”) leased assets	56	57
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	204	198
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	6	20
Other assets	20	23
Total assets	$2,126	$2,120
Liabilities and stockholders' equity
Accounts payable	$6	$11
Payroll taxes and other payroll deductions payable	489	566
Accrued worksite employee payroll costs	622	559
Accrued health insurance costs	71	46
Accrued workers’ compensation costs	64	60
Accrued corporate payroll and commissions	55	64
Income taxes payable	15	3
Client funds liability and other accrued liabilities	84	127
Total current liabilities	1,406	1,436
Accrued workers’ compensation costs, net of current	155	163
Long-term debt	369	369
Operating lease liabilities, net of current	56	58
Total noncurrent liabilities	580	590
Commitments and contingencies
Common stock	1	1
Additional paid-in capital	172	185
Treasury stock, at cost	(826)	(831)
Retained earnings	793	739
Total stockholders' equity	140	94
Total liabilities and stockholders’ equity	$2,126	$2,120
See accompanying notes.

Insperity | 2024 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023

Revenues	$1,802	$1,770
Payroll taxes, benefits and workers’ compensation costs	1,457	1,438
Gross profit	345	332
Salaries, wages and payroll taxes	140	125
Stock-based compensation	10	11
Commissions	12	11
Advertising	7	6
General and administrative expenses	57	48
Depreciation and amortization	11	10
Total operating expenses	237	211
Operating income	108	121
Other income (expense):
Interest income	10	9
Interest expense	(7)	(6)
Income before income tax expense	111	124
Income tax expense	32	29
Net income	$79	$95

Net income per share of common stock
Basic	$2.11	$2.49
Diluted	$2.08	$2.45
See accompanying notes.

Insperity | 2024 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)	2024	2023

Cash flows from operating activities
Net income	$79	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	10
Stock-based compensation	10	11
Deferred income taxes	14	17
Changes in operating assets and liabilities:
Accounts receivable	(30)	16
Prepaid insurance and related assets	(30)	(39)
Other current assets	(27)	(12)
Other assets and ROU assets	5	2
Accounts payable	(5)	1
Payroll taxes and other payroll deductions payable	(77)	(60)
Accrued worksite employee payroll costs	63	12
Accrued health insurance costs	25	26
Accrued workers’ compensation costs	(4)	—
Accrued corporate payroll, commissions and other accrued liabilities	(15)	(46)
Income taxes payable/receivable	12	7
Total adjustments	(48)	(55)
Net cash provided by operating activities	31	40

Cash flows from investing activities
Marketable securities:
Purchases	(6)	(14)
Proceeds from maturities	6	12
Property and equipment purchases	(5)	(7)
Net cash used in investing activities	(5)	(9)

Cash flows from financing activities
Purchase of treasury stock	(23)	(35)
Dividends paid	(21)	(20)
Client funds liability and other	(39)	8
Net cash used in financing activities	(83)	(47)
Net decrease in cash, cash equivalents, restricted cash and funds held for clients	(57)	(16)
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	1,035	1,014
Cash, cash equivalents, restricted cash and funds held for clients end of period	$978	$998

Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$4	$1
See accompanying notes.

Insperity | 2024 First Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2024 and 2023

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(23)	—	(23)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	28	(4)	—
Stock-based compensation expense	—	—	10	—	—	10
Other	—	—	1	—	—	1
Dividends paid	—	—	—	—	(21)	(21)
Net income	—	—	—	—	79	79
Balance at March 31, 2024	55	$1	$172	$(826)	$793	$140

Balance at December 31, 2022	55	$1	$151	$(726)	$655	$81
Purchase of treasury stock, at cost	—	—	—	(35)	—	(35)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21)	26	(5)	—
Stock-based compensation expense	—	—	11	—	—	11
Other	—	—	1	—	—	1
Dividends paid	—	—	—	—	(20)	(20)
Net income	—	—	—	—	95	95
Balance at March 31, 2023	55	$1	$142	$(735)	$725	$133
See accompanying notes.

Insperity | 2024 First Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2023. Our Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2024 and our Consolidated Statements of Income for the three month periods ended March 31, 2024 and 2023, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023 and our Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2024 and 2023, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies
Health Insurance Costs
We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Outsourcing Solutions and our corporate employees and utilizes a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Harvard Pilgrim Health Care, formerly known as Tufts, all of which provide fully insured policies or service contracts.
Approximately 87% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million (“Individual Claims Limit”). Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Income. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development

Insperity | 2024 First Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at March 31, 2024, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of March 31, 2024, Plan Costs were less than the net premiums paid and owed to United by $33 million. As this amount is in excess of the agreed-upon $9 million surplus maintenance level, the $24 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2024 were $63 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2024 included a decrease of $18 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in the first three months of 2023 included a decrease of $9 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2024 and 2023, we reduced accrued workers’ compensation costs by $9 million and $8 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2024 period was 4.5% and in the 2023 period was 4.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.

Insperity | 2024 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in millions)	2024	2023

Beginning balance, January 1,	$220	$229
Accrued claims	14	16
Present value discount, net of accretion	(3)	(3)
Paid claims	(16)	(13)
Ending balance	$215	$229

Current portion of accrued claims	$60	$48
Long-term portion of accrued claims	155	181
Total accrued claims	$215	$229
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2024 and 2023 includes $4 million in both periods of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $247 million as of March 31, 2024 and $253 million as of March 31, 2023.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At March 31, 2024, we had restricted cash of $61 million and deposits – workers’ compensation of $204 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Condensed Consolidated Balance Sheets.
Revenues
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $712 million and $669 million at March 31, 2024 and December 31, 2023, respectively, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income.

Insperity | 2024 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023	% Change

Northeast	$509	$492	3%
Southeast	246	239	3%
Central	324	319	2%
Southwest	340	340	—%
West	366	363	1%
	1,785	1,753	2%
Other revenue	17	17	—%
Total revenue	$1,802	$1,770	2%
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended March 31,
(in millions)	2024	2023

Gross billings	$11,483	$11,451
Less: WSEE payroll cost	9,681	9,681
Revenues	$1,802	$1,770

3.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2024			December 31, 2023
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$356	$—	$356	$611	$—	$611
Investment holdings	118	16	134	119	16	135
	474	16	490	730	16	746
Cash in demand accounts	212	—	212	27	—	27
Outstanding checks	(19)	—	(19)	(64)	—	(64)
Total	$667	$16	$683	$693	$16	$709

Insperity | 2024 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at March 31, 2024 and December 31, 2023 included $443 million and $510 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $34 million and $28 million, respectively, in client prepayments.
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in millions)	2024	2023

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$693	$733
Restricted cash	57	50
Other current assets – funds held for clients(1)	87	35
Deposits – workers’ compensation	198	196
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	$1,035	$1,014

Cash and cash equivalents	$667	$697
Restricted cash	61	48
Other current assets – funds held for clients(1)	46	42
Deposits – workers’ compensation	204	211
Cash, cash equivalents, restricted cash and funds held for clients end of period	$978	$998
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
•Level 3 - significant unobservable inputs

Insperity | 2024 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2024			December 31, 2023
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$474	$474	$—	$730	$730	$—
U.S. Treasury bills	16	16	—	16	16	—
	490	490	—	746	746	—
Deposits - money market funds	42	42	—	22	22	—
Total	$532	$532	$—	$768	$768	$—
Please read Note 3. “Other Balance Sheet Information,” for additional information.
Our valuation techniques used to measure fair value for these securities during the period consisted primarily of third-party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.
The following is a summary of our available-for-sale marketable securities:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2024
U.S. Treasury bills	$16	$—	$—	$16

December 31, 2023
U.S. Treasury bills	$16	$—	$—	$16
As of March 31, 2024, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2024, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At March 31, 2024, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $280 million.
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

Insperity | 2024 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the three month period ended March 31, 2024 was 7.2%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2024.

6.	Stockholders' Equity
During the three months ended March 31, 2024, we repurchased or withheld an aggregate of 232,891 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2024, 53,744 shares were repurchased under the Repurchase Program. As of March 31, 2024, we were authorized to repurchase an additional 1,915,818 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2024, we withheld 179,147 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2024	2023

First quarter	$0.57	$0.52
During the three months ended March 31, 2024 and 2023, we declared and paid dividends totaling $21 million and $20 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).

Insperity | 2024 First Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended March 31,
(in millions)	2024	2023

Net income	$79	$95

Weighted average common shares outstanding	37	38
Incremental shares from assumed time-vested and performance-based RSU awards	1	1
Adjusted weighted average common shares outstanding	38	39
An insignificant number of shares of time-vested and performance-based RSU awards were excluded from the calculation of diluted earnings per share due to anti-dilution during the three months ended March 31, 2024 and 2023, respectively.

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

Insperity | 2024 First Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
2024 Highlights
First Quarter 2024 Compared to First Quarter 2023
•Average number of WSEEs paid per month decreased 1%
•Net income and diluted earnings per share (“diluted EPS”) decreased 17% and 15% to $79 million and $2.08, respectively
•Adjusted EPS decreased 15% to $2.27
•Adjusted EBITDA decreased 7% to $142 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2024 First Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended March 31,
	2024	2023	% Change

Financial data:
Revenues	$1,802	$1,770	2%
Gross profit	345	332	4%
Operating expenses	237	211	12%
Operating income	108	121	(11)%
Other income (expense), net	3	3	—%
Net income	79	95	(17)%
Diluted EPS	2.08	2.45	(15)%

Non-GAAP financial measures(1):
Adjusted net income	$86	$103	(17)%
Adjusted EBITDA	142	152	(7)%
Adjusted EPS	2.27	2.67	(15)%

Average WSEEs paid	303,904	306,691	(1)%

Statistical data (per WSEE per month):
Revenues(2)	$1,977	$1,924	3%
Gross profit	378	361	5%
Operating expenses	260	229	14%
Operating income	118	132	(11)%
Net income	87	103	(16)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2024	2023
Gross billings	$12,595	$12,446
Less: WSEE payroll cost	10,618	10,522
Revenues	$1,977	$1,924

Insperity | 2024 First Quarter Form 10-Q	19

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
•During Q1 2024, WSEEs paid decreased 1% compared to Q1 2023. The number of WSEEs paid from new client sales remained consistent compared to Q1 2023, while client retention and the net gain in our client base declined compared to Q1 2023.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2024 First Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

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

Insperity | 2024 First Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in millions)
First Quarter 2024 Compared to First Quarter 2023
Our revenues for Q1 2024 were $1.8 billion, an increase of 2%, primarily due to the following:
•Revenues per WSEE per month increased 3%, or $53.
We provide our PEO HR Outsourcing Solutions to small and medium-sized businesses throughout the United States. Our PEO HR Outsourcing Solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in millions)
________________________________________________________
(1)The Southwest region includes Texas.

Insperity | 2024 First Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

The middle market sector, which we generally define as those companies with approximately 150 to 5,000 WSEEs, includes smaller clients whose number of WSEEs has grown to approximately 150 or more WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector decreased 4% during Q1 2024 compared to Q1 2023, representing approximately 25% and 26% of our total average paid WSEEs during Q1 2024 and Q1 2023, respectively.
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

Insperity | 2024 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter 2024 Compared to First Quarter 2023

Gross Profit and Year-over-Year Growth Percentage (in millions)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
First Quarter 2024 Compared to First Quarter 2023
Gross profit for Q1 2024 increased 4% to $345 million compared to $332 million in Q1 2023. Gross profit per WSEE per month for Q1 2024 increased $17 to $378 compared to $361 in Q1 2023 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $53 due to higher average pricing of 3%.
The net decrease in direct costs between Q1 2024 and Q1 2023 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $10 million as discussed below. The $36 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:

Insperity | 2024 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Benefits costs
•The cost of group health insurance and related employee benefits increased $20 per WSEE per month and increased 4.6% on a cost per covered employee basis in Q1 2024 as compared to Q1 2023.
•The percentage of WSEEs covered under our health insurance plans was 64% in Q1 2024 compared to 65% in Q1 2023.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $18 million, or $20 per WSEE per month, in Q1 2024 compared to a decrease in costs of $9 million, or $10 per WSEE per month, in Q1 2023.
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
•Workers’ compensation costs decreased $2 per WSEE per month in Q1 2024 compared to Q1 2023 while non-bonus payroll costs increased 2%.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.22% in Q1 2024 and 0.25% in Q1 2023.
•We recorded a reduction in workers’ compensation costs of $9 million, or 0.11% of non-bonus payroll costs in Q1 2024, as a result of closing out claims at lower than expected costs. In Q1 2023, we recorded a reduction of $8 million, or 0.10% of non-bonus payroll costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 1%, or $18 per WSEE per month, while payroll costs remained flat.
•Payroll taxes as a percentage of payroll costs were 8% in both Q1 2024 and Q1 2023.
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
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices

◦outside professional service fees related to legal, consulting and accounting services

Insperity | 2024 First Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
◦administrative costs, such as postage, printing and supplies

◦employee travel and training expenses

◦facility costs, including repairs and maintenance

◦technology costs, including software-as-a-service (“SaaS”) subscription costs, amortization of SaaS implementation costs and costs related to our strategic partnership with Workday, Inc.

•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development, and technology infrastructure.
First Quarter 2024 Compared to First Quarter 2023
The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,
				per WSEE
(in millions, except per WSEE)	2024	2023	% Change	2024	2023	% Change

Salaries	$140	$125	12%	$154	$136	13%
Stock-based compensation	10	11	(9)%	11	12	(8)%
Commissions	12	11	9%	13	12	8%
Advertising	7	6	17%	8	7	14%

General and administrative:
Amortization of SaaS implementation costs	3	1	200%	3	1	200%
Workday SaaS licensing and implementation expense	4	—	—%	4	—	—%
All other general and administrative	50	47	6%	55	50	10%
Total general and administrative	57	48	19%	62	51	22%

Depreciation and amortization	11	10	10%	12	11	9%
Total operating expenses	$237	$211	12%	$260	$229	14%
Operating expenses for Q1 2024 increased 12% to $237 million compared to $211 million in Q1 2023. Operating expenses per WSEE per month for Q1 2024 increased 14% to $260 compared to $229 in Q1 2023.
•Salaries of corporate and sales staff for Q1 2024 increased 12% to $140 million, or $18 per WSEE per month, compared to Q1 2023. The increase was primarily due to a 5% increase in BPA, service and support headcount in Q1 2024 compared to Q1 2023 and higher incentive compensation accruals in Q1 2024.
•General and administrative expenses for Q1 2024 increased 19% to $57 million, or $11 per WSEE per month, compared to Q1 2023. The increase was primarily due to increased software licensing, maintenance costs, SaaS implementation expense, travel and training, and professional services fees.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023

Effective income tax rate	29%	23%
For the three months ended March 31, 2024, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards.

Insperity | 2024 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the first three months of 2024 and 2023, we recognized an income tax benefit of $0 and $5 million, respectively, related to the vesting of long-term incentive and restricted stock awards.
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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended March 31,
	2024		2023
		Per WSEE		Per WSEE

Payroll cost	$9,681	$10,618	$9,681	$10,522
Less: Bonus payroll cost	1,862	2,042	2,001	2,175
Non-bonus payroll cost	$7,819	$8,576	$7,680	$8,347
% Change period over period	2%	3%	13%	3%

Insperity | 2024 First Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	March 31, 2024	December 31, 2023

Cash, cash equivalents and marketable securities	$683	$709
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	$443	510
Client prepayments	$34	28
Adjusted cash, cash equivalents and marketable securities	$206	$171
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in millions, except per WSEE per month)	2024		2023
		Per WSEE		Per WSEE

Net income	$79	$87	$95	$103
Income tax expense	32	35	29	31
Interest expense	7	8	6	7
Amortization of SaaS implementation costs	3	3	1	1
Depreciation and amortization	11	12	10	11
EBITDA	132	145	141	153
Stock-based compensation	10	11	11	12
Adjusted EBITDA	$142	$156	$152	$165
% Change period over period	(7)%	(5)%	28%	16%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in millions)	2024	2023

Net income	$79	$95
Non-GAAP adjustments:
Stock-based compensation	10	11
Tax effect	(3)	(3)
Total non-GAAP adjustments, net	7	8
Adjusted net income	$86	$103
% Change period over period	(17)%	34%

Insperity | 2024 First Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2024	2023

Diluted EPS	$2.08	$2.45
Non-GAAP adjustments:
Stock-based compensation	0.28	0.29
Tax effect	(0.09)	(0.07)
Total non-GAAP adjustments, net	0.19	0.22
Adjusted EPS	$2.27	$2.67
% Change period over period	(15)%	34%
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
We had $683 million in cash, cash equivalents and marketable securities at March 31, 2024, of which approximately $443 million was payable in early April 2024 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $34 million represented client prepayments that were payable in April 2024. At March 31, 2024, we had working capital of $213 million compared to $159 million at December 31, 2023. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2024. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of March 31, 2024, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first three months of 2024 was $31 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the three months ended March 31, 2024, the last business day of the reporting period was a Friday, client prepayments were $34 million and employment taxes and other deductions were $443 million. In the three months ended March 31, 2023, the last business day of the reporting period was also a Friday, client prepayments were $44 million and employment taxes and other deductions were $458 million.

Insperity | 2024 First Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2024, Plan Costs were less than the net premiums paid and owed to United by $33 million, which is $24 million in excess of our agreed-upon $9 million surplus maintenance level. The $24 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheet at March 31, 2024. In addition, the premiums owed to United at March 31, 2024, were $63 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheet.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 17% to $86 million in the first three months of 2024, compared to $103 million in the first three months of 2023. Please read “Results of Operations – First Quarter 2024 Compared to First Quarter 2023.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $5 million for the three months ended March 31, 2024, primarily due to property and equipment purchases of $5 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $83 million for the three months ended March 31, 2024. We paid $21 million in dividends and repurchased or withheld $23 million in stock. In addition, client funds liability and other financing activities decreased by $39 million.

Insperity | 2024 First Quarter Form 10-Q	30

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2024, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2024 First Quarter Form 10-Q	31

OTHER INFORMATION
PART II
Item 1. Legal Proceedings

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2024 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2024 — 01/31/2024	1,232	$112.06	1,202	1,968,360
02/01/2024 — 02/29/2024	197,345	96.69	52,542	1,915,818
03/01/2024 — 03/31/2024	34,314	100.29	—	1,915,818
Total	232,891	$97.30	53,744
____________________________________
(1)During the three months ended March 31, 2024, 179,147 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of March 31, 2024, we were authorized to repurchase an additional 1,915,818 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the first quarter of 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Credit Facility Amendment
On April 26 2024, we entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) with Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent, and certain financial institutions, as lenders. The Sixth Amendment amends the Company’s existing credit agreement, dated as of February 6, 2018 (as amended), to amend the definition of EBITDA to exclude certain expenses arising in connection with the Company’s strategic partnership with Workday, Inc. through 2025.
The foregoing summary is qualified in its entirety by reference to the Sixth Amendment, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated in this Item 5 by reference.

Insperity | 2024 First Quarter Form 10-Q	32

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1	*	Sixth Amendment to the Amended and Restated Credit Agreement dated April 26, 2024.
10.2	†
Form of Restricted Stock Unit Agreement for awards granted to executive officers on or after January 29, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on February 9, 2024).

10.3	†
Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after January 29, 2024 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on February 9, 2024).

10.4	†
Form of Restricted Stock Unit Agreement for awards granted to certain other employees on or after January 29, 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on February 9, 2024).

10.5	†	Form of Employee Award Notice and Agreement under LTIP granted on or after January 29, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on February 9, 2024).
10.6	†	Insperity, Inc. Long-Term Incentive Program, as amended and restated January 29, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed on February 9, 2024).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
†	Management contract or compensatory plan or arrangement

*	Filed with this report.

**	Furnished with this report.

Insperity | 2024 First Quarter Form 10-Q	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: May 1, 2024	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Insperity | 2024 First Quarter Form 10-Q	34