Form 10-Q
period 2024-09-30
INSPERITY, INC.
filed 2024-10-31
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or
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
Yes ☐  No ☒

As of October 24, 2024, 37,383,189 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “forecasts,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; including our strategic partnership with Workday, Inc.; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base these forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
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

Insperity | 2024 Third Quarter Form 10-Q	4

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

Insperity | 2024 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$470	$693
Restricted cash	67	57
Marketable securities	16	16
Accounts receivable, net	765	694
Prepaid insurance and related assets	31	7
Funds held for clients and other current assets	84	128
Total current assets	1,433	1,595
Property and equipment, net of accumulated depreciation	190	197
Right-of-use (“ROU”) leased assets	66	57
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	175	198
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	19	20
Other assets	20	23
Total assets	$1,933	$2,120

Liabilities and stockholders' equity
Accounts payable	$6	$11
Payroll taxes and other payroll deductions payable	297	566
Accrued worksite employee payroll costs	650	559
Accrued health insurance costs	46	46
Accrued workers’ compensation costs	70	60
Accrued corporate payroll and commissions	79	64
Income taxes payable	8	3
Client funds liability and other accrued liabilities	77	127
Total current liabilities	1,233	1,436
Accrued workers’ compensation costs, net of current	140	163
Long-term debt	369	369
Operating lease liabilities, net of current	66	58
Total noncurrent liabilities	575	590
Commitments and contingencies
Common stock	1	1
Additional paid-in capital	208	185
Treasury stock, at cost	(853)	(831)
Retained earnings	769	739
Total stockholders' equity	125	94
Total liabilities and stockholders’ equity	$1,933	$2,120
See accompanying notes.

Insperity | 2024 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023

Revenues	$1,561	$1,551	$4,968	$4,906
Payroll taxes, benefits and workers’ compensation costs	1,332	1,293	4,134	4,091
Gross profit	229	258	834	815
Salaries, wages and payroll taxes	127	114	393	349
Stock-based compensation	17	16	47	42
Commissions	11	11	34	34
Advertising	9	7	28	30
General and administrative expenses	53	40	167	132
Depreciation and amortization	11	11	33	32
Total operating expenses	228	199	702	619
Operating income	1	59	132	196
Other income (expense):
Interest income	9	9	28	25
Interest expense	(7)	(7)	(21)	(20)
Income before income tax expense	3	61	139	201
Income tax expense	—	16	39	49
Net income	$3	$45	$100	$152

Net income per share of common stock
Basic	$0.07	$1.17	$2.65	$4.00
Diluted	$0.07	$1.16	$2.63	$3.94

See accompanying notes.

Insperity | 2024 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2024	2023

Cash flows from operating activities
Net income	$100	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	32
Stock-based compensation	47	42
Deferred income taxes	1	6
Changes in operating assets and liabilities:
Accounts receivable	(71)	(34)
Prepaid insurance and related assets	(24)	(9)
Other current assets	(7)	—
Other assets and ROU assets	13	3
Accounts payable	(5)	(1)
Payroll taxes and other payroll deductions payable	(269)	(38)
Accrued worksite employee payroll costs	91	47
Accrued health insurance costs	—	(2)
Accrued workers’ compensation costs	(13)	(7)
Accrued corporate payroll, commissions and other accrued liabilities	—	(44)
Income taxes payable/receivable	5	(7)
Total adjustments	(199)	(12)
Net cash provided by (used in) operating activities	(99)	140

Cash flows from investing activities
Marketable securities:
Purchases	(17)	(40)
Proceeds from maturities	17	32
Proceeds from dispositions	—	28
Property and equipment purchases	(25)	(22)
Net cash used in investing activities	(25)	(2)

Cash flows from financing activities
Purchase of treasury stock	(52)	(131)
Dividends paid	(67)	(63)
Client funds liability and other	(44)	(1)
Net cash used in financing activities	(163)	(195)
Net decrease in cash, cash equivalents, restricted cash and funds held for clients	(287)	(57)
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	1,035	1,014
Cash, cash equivalents, restricted cash and funds held for clients end of period	$748	$957

Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$24	$12
Excise tax liability accrued for common stock repurchases	—	1
See accompanying notes.

Insperity | 2024 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2024 and 2023

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(52)	—	(52)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	27	(3)	—
Stock-based compensation expense	—	—	46	1	—	47
Other	—	—	1	2	—	3
Dividends paid	—	—	—	—	(67)	(67)
Net income	—	—	—	—	100	100
Balance at September 30, 2024	55	$1	$208	$(853)	$769	$125

Balance at December 31, 2022	55	$1	$151	$(726)	$655	$81
Purchase of treasury stock, at cost	—	—	—	(132)	—	(132)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21)	25	(4)	—
Stock-based compensation expense	—	—	41	1	—	42
Other	—	—	2	1	—	3
Dividends paid	—	—	—	—	(63)	(63)
Net income	—	—	—	—	152	152
Balance at September 30, 2023	55	$1	$173	$(831)	$740	$83

Insperity | 2024 Third Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended September 30, 2024 and 2023

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at June 30, 2024	55	$1	$191	$(838)	$788	$142
Purchase of treasury stock, at cost	—	—	—	(15)	—	(15)
Issuance of equity-based incentive awards and dividend equivalents	—	—	—	(1)	1	—
Stock-based compensation expense	—	—	17	—	—	17
Other	—	—	—	1	—	1
Dividends paid	—	—	—	—	(23)	(23)
Net income	—	—	—	—	3	3
Balance at September 30, 2024	55	$1	$208	$(853)	$769	$125

Balance at June 30, 2023	55	$1	$158	$(745)	$717	$131
Purchase of treasury stock, at cost	—	—	—	(87)	—	(87)
Issuance of equity-based incentive awards and dividend equivalents	—	—	—	—	—	—
Stock-based compensation expense	—	—	15	1	—	16
Other	—	—	—	—	(1)	(1)
Dividends paid	—	—	—	—	(21)	(21)
Net income	—	—	—	—	45	45
Balance at September 30, 2023	55	$1	$173	$(831)	$740	$83
See accompanying notes.

Insperity | 2024 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2023. Our Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at September 30, 2024 and our Consolidated Statements of Income for the three and nine month periods ended September 30, 2024 and 2023, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2024 and 2023 and our Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2024 and 2023, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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

Insperity | 2024 Third Quarter Form 10-Q	11

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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at September 30, 2024, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2024, Plan Costs were less than the net premiums paid and owed to United by $28 million. As this amount is in excess of the agreed-upon $9 million surplus maintenance level, the $19 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2024 were $39 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2024 included a decrease of $32 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in the first nine months of 2023 included a decrease of $14 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing Solutions has been provided through arrangements with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2024 and 2023, we reduced accrued workers’ compensation costs by $25 million and $26 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2024 period was 4.3% and in the 2023 period was 4.2%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.

Insperity | 2024 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in millions)	2024	2023

Beginning balance, January 1,	$220	$229
Accrued claims	48	44
Present value discount, net of accretion	(10)	(10)
Paid claims	(51)	(41)
Ending balance	$207	$222

Current portion of accrued claims	$67	$51
Long-term portion of accrued claims	140	171
Total accrued claims	$207	$222
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2024 and 2023 includes $3 million and $4 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $242 million as of September 30, 2024 and $250 million as of September 30, 2023.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At September 30, 2024, we had restricted cash of $67 million and deposits – workers’ compensation of $175 million, of which $233 million was held in a trust account.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $754 million and $669 million at September 30, 2024 and December 31, 2023, respectively, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income.

Insperity | 2024 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	% Change	2024	2023	% Change

Northeast	$419	$415	1%	$1,365	$1,333	2%
Southeast	223	222	—	694	682	2%
Central	286	282	1%	902	886	2%
Southwest	294	295	—	938	943	(1)%
West	321	321	—	1,016	1,014	—
	1,543	1,535	1%	4,915	4,858	1%
Other revenue	18	16	13%	53	48	10%
Total revenue	$1,561	$1,551	1%	$4,968	$4,906	1%
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023

Gross billings	$10,291	$10,067	$32,135	$31,763
Less: WSEE payroll cost	8,730	8,516	27,167	26,857
Revenues	$1,561	$1,551	$4,968	$4,906

3.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2024			December 31, 2023
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$365	$—	$365	$611	$—	$611
Investment holdings	110	16	126	119	16	135
	475	16	491	730	16	746
Cash in demand accounts	11	—	11	27	—	27
Outstanding checks	(16)	—	(16)	(64)	—	(64)
Total	$470	$16	$486	$693	$16	$709

Insperity | 2024 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2024 and December 31, 2023 included $255 million and $510 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $19 million and $28 million, respectively, in client prepayments.
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in millions)	2024	2023

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$693	$733
Restricted cash	57	50
Other current assets – funds held for clients(1)	87	35
Deposits – workers’ compensation	198	196
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	$1,035	$1,014

Cash and cash equivalents	$470	$679
Restricted cash	67	51
Other current assets – funds held for clients(1)	36	30
Deposits – workers’ compensation	175	197
Cash, cash equivalents, restricted cash and funds held for clients end of period	$748	$957
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
•Level 3 - significant unobservable inputs

Insperity | 2024 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2024			December 31, 2023
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$475	$475	$—	$730	$730	$—
U.S. Treasury bills	16	16	—	16	16	—
	491	491	—	746	746	—
Deposits - money market funds	226	226	—	22	22	—
Total	$717	$717	$—	$768	$768	$—
Please read Note 3. “Other Balance Sheet Information,” for additional information.

During Q3 2024, we transferred $158 million of claim funds previously held with Chubb to a trust account and those funds were subsequently invested in money market funds. Both before and after the transfer, these funds were included in restricted cash and deposits - workers’ compensation on our Condensed Consolidated Balance Sheet.
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

September 30, 2024
U.S. Treasury bills	$16	$—	$—	$16

December 31, 2023
U.S. Treasury bills	$16	$—	$—	$16
As of September 30, 2024, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2024, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At September 30, 2024, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $280 million.

Insperity | 2024 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2024 was 7.2%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2024.

6.	Stockholders' Equity
During the nine months ended September 30, 2024, we repurchased or withheld an aggregate of 551,264 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2024, 371,003 shares were repurchased under the Repurchase Program. As of September 30, 2024, we were authorized to repurchase an additional 1,598,559 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2024, we withheld 180,261 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2024	2023

First quarter	$0.57	$0.52
Second quarter	0.60	0.57
Third quarter	0.60	0.57
During the nine months ended September 30, 2024 and 2023, we declared and paid dividends totaling $67 million and $63 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).

Insperity | 2024 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023

Net income	$3	$45	$100	$152

Weighted average common shares outstanding	38	38	38	38
Incremental shares from assumed time-vested and performance-based RSU awards	—	—	—	—
Adjusted weighted average common shares outstanding	38	38	38	38
An insignificant number of shares of time-vested and performance-based RSU awards were excluded from the calculation of diluted earnings per share due to anti-dilution during each of the three and nine month periods ended September 30, 2024 and 2023, respectively.

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

Insperity | 2024 Third Quarter Form 10-Q	18

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
2024 Highlights
Third Quarter 2024 Compared to Third Quarter 2023
•Average number of WSEEs paid per month decreased 2%
•Net income and diluted earnings per share (“EPS”) decreased 93% and 94% to $3 million and $0.07, respectively
•Adjusted net income and adjusted EPS both decreased 73% to $15 million and $0.39, respectively
•Adjusted EBITDA decreased 59% to $39 million
First Nine Months 2024 Compared to First Nine Months 2023
•Average number of WSEEs paid per month decreased 1%
•Net income and diluted EPS decreased 34% and 33% to $100 million and $2.63, respectively
•Adjusted net income and adjusted EPS decreased 27% and 26% to $134 million and $3.53, respectively
•Adjusted EBITDA decreased 17% to $247 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2024 Third Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

Financial data:
Revenues	$1,561	$1,551	1%	$4,968	$4,906	1%
Gross profit	229	258	(11)%	834	815	2%
Operating expenses	228	199	15%	702	619	13%
Operating income	1	59	(98)%	132	196	(33)%
Other income (expense), net	2	2	—	7	5	40%
Net income	3	45	(93)%	100	152	(34)%
Diluted EPS	0.07	1.16	(94)%	2.63	3.94	(33)%

Non-GAAP financial measures(1):
Adjusted net income	$15	$55	(73)%	$134	$183	(27)%
Adjusted EBITDA	39	95	(59)%	247	298	(17)%
Adjusted EPS	0.39	1.46	(73)%	3.53	4.76	(26)%

Average WSEEs paid	309,088	315,340	(2)%	306,650	311,112	(1)%

Statistical data (per WSEE per month):
Revenues(2)	$1,683	$1,639	3%	$1,800	$1,752	3%
Gross profit	247	273	(10)%	302	291	4%
Operating expenses	246	210	17%	254	221	15%
Operating income	1	63	(98)%	48	70	(31)%
Net income	3	47	(94)%	36	54	(33)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2024	2023	2024	2023
Gross billings	$11,098	$10,642	$11,644	$11,344
Less: WSEE payroll cost	9,415	9,003	9,844	9,592
Revenues	$1,683	$1,639	$1,800	$1,752

Insperity | 2024 Third Quarter Form 10-Q	20

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
•During Q3 2024, average WSEEs paid decreased 2% compared to Q3 2023. The number of WSEEs paid from new client sales declined compared with Q3 2023, while client retention and the net change in our client base remained consistent with Q3 2023.
•During the first nine months of 2024 (“YTD 2024”), average WSEEs paid decreased 1% compared to the first nine months of 2023 (“YTD 2023”). The number of WSEEs paid from new client sales, the net change in our client base, and client retention declined when compared to YTD 2023.
Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2024 Third Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Income and
Year-over-Year Growth Percentage
(in millions)

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

$39
(59)%
$95
18%
$247
(17)%
$298
9%
Q3 2024
Q3 2023
YTD 2024
YTD 2023

Insperity | 2024 Third Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EPS and Year-over-Year Growth Percentage (amounts per share)

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)

$4.76
$3.53
$1.46
$0.39
(73)%
19%
(26)%
9%
Q3 2024
Q3 2023
YTD 2024
YTD 2023

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

Insperity | 2024 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
percentage of payroll cost, certain revenues are also affected by the payroll cost of WSEEs, which may fluctuate based on the composition of the WSEE base, inflationary effects on wage levels and differences in the local economies of our markets.
Revenue and
Year-over-Year Growth Percentage
(in millions)
Third Quarter 2024 Compared to Third Quarter 2023
Our revenues for Q3 2024 were $1.6 billion, an increase of 1%, primarily due to the following:
•Revenues per WSEE per month increased 3%, or $44, partially offset by a 2% decrease in average WSEEs paid.
First Nine Months 2024 Compared to First Nine Months 2023
Our revenues for YTD 2024 were $5.0 billion, an increase of 1%, primarily due to the following:
•Revenues per WSEE per month increased 3%, or $48, partially offset by a 1% decrease in average WSEEs paid.

Insperity | 2024 Third Quarter Form 10-Q	24

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
(in millions)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

The middle market sector, which we generally define as those companies with approximately 150 to 5,000 WSEEs, includes smaller clients whose number of WSEEs has grown to approximately 150 or more WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector decreased 4% during YTD 2024 compared to YTD 2023, representing approximately 26% of our total average paid WSEEs in both YTD 2024 and YTD 2023.

Insperity | 2024 Third Quarter Form 10-Q	25

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

Gross Profit and Year-over-Year Growth Percentage (in millions)

Insperity | 2024 Third Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
Third Quarter 2024 Compared to Third Quarter 2023
Gross profit for Q3 2024 decreased 11% to $229 million compared to $258 million in Q3 2023. Gross profit per WSEE per month for Q3 2024 decreased $26 to $247 compared to $273 in Q3 2023 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $44 due to higher average pricing of 3%.
The net increase in direct costs between Q3 2024 and Q3 2023 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $14 million as discussed below. The $70 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $45 per WSEE per month and increased 7.7% on a cost per covered employee basis in Q3 2024 as compared to Q3 2023.
•The percentage of WSEEs covered under our health insurance plans was 63% in Q3 2024 compared to 65% in Q3 2023.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $12 million, or $13 per WSEE per month, in Q3 2024 compared to a decrease in costs of $23 million, or $24 per WSEE per month, in Q3 2023.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, workplace safety and claims management contributed to the increase in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs increased $4 per WSEE per month in Q3 2024 compared to Q3 2023 while non-bonus payroll costs remained flat.

Insperity | 2024 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.25% in Q3 2024 compared to 0.21% in Q3 2023.
•We recorded a reduction in workers’ compensation costs of $8 million, or 0.09% of non-bonus payroll costs in Q3 2024, as a result of closing out claims at lower than expected costs. In Q3 2023, we recorded a reduction of $11 million, or 0.13% of non-bonus payroll costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 2% on a 3% increase in payroll costs, or $20 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 6% in both Q3 2024 and Q3 2023.
First Nine Months 2024 Compared to First Nine Months 2023
Gross profit for YTD 2024 increased 2% to $834 million compared to $815 million in YTD 2023. Gross profit per WSEE per month for YTD 2024 increased $11 to $302 compared to $291 in YTD 2023 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $48 due to higher average pricing of 3%.
The net decrease in direct costs between YTD 2024 and YTD 2023 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $17 million as discussed below. The $37 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $16 per WSEE per month, or 3.9% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 64% in YTD 2024 compared to 65% in YTD 2023.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $32 million, or $12 per WSEE per month, in YTD 2024 compared to a decrease in costs of $14 million, or $5 per WSEE per month, in YTD 2023.
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
•Workers’ compensation costs increased 2%, or $1 per WSEE per month, in YTD 2024 compared to YTD 2023.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.23% in both YTD 2024 and YTD 2023.
•We recorded a reduction in workers’ compensation costs of $25 million, or 0.11% of non-bonus payroll costs, in YTD 2024 compared to a reduction of $26 million, or 0.11% of non-bonus payroll costs, in YTD 2023, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers' Compensation Costs,” for a discussion of our accounting for health insurance costs.

Insperity | 2024 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Payroll tax costs
•Payroll taxes increased 2% on a 1% increase in payroll costs, or $20 per WSEE per month.
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

Insperity | 2024 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2024 Compared to Third Quarter 2023
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
				per WSEE
(in millions, except per WSEE)	2024	2023	% Change	2024	2023	% Change

Salaries	$127	$114	11%	$137	$120	14%
Stock-based compensation	17	16	6%	18	16	13%
Commissions	11	11	—	12	11	9%
Advertising	9	7	29%	10	8	25%

General and administrative:
Amortization of SaaS implementation costs	1	—	—	1	—	—
Workday SaaS licensing and implementation expense	9	—	—	10	—	—
All other general and administrative	43	40	8%	46	44	5%
Total general and administrative	53	40	33%	57	44	30%
Depreciation and amortization	11	11	—	12	11	9%
Total operating expenses	$228	$199	15%	$246	$210	17%
Operating expenses for Q3 2024 increased 15% to $228 million compared to $199 million in Q3 2023. Operating expenses per WSEE per month for Q3 2024 increased 17% to $246 compared to $210 in Q3 2023.
•Salaries of corporate and sales staff for Q3 2024 increased 11% to $127 million, or $17 per WSEE per month, compared to Q3 2023. The increase was primarily due to a 6% increase in BPA, service and support headcount in Q3 2024 compared to Q3 2023.
•Stock-based compensation expense for Q3 2024 increased 6% to $17 million, or $2 per WSEE per month, compared to Q3 2023. The increase was primarily due to time-vested restricted stock unit awards issued under our incentive plan, partially offset by a decrease in the stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans in Q3 2024.
•Advertising expense for Q3 2024 increased 29% to $9 million, or $2 per WSEE per month, compared to Q3 2023 primarily due to an increase in internet and radio advertising.
•General and administrative expenses for Q3 2024 increased 33% to $53 million, or $13 per WSEE per month, compared to Q3 2023. The increase was primarily due to increased professional services fees, which includes expenses related to the implementation of our Workday strategic partnership, software licensing and maintenance costs, and amortization of SaaS implementation costs.

Insperity | 2024 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Nine Months 2024 Compared to First Nine Months 2023
The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,
				per WSEE
(in millions, except per WSEE)	2024	2023	% Change	2024	2023	% Change

Salaries	$393	$349	13%	$142	$124	15%
Stock-based compensation	47	42	12%	17	15	13%
Commissions	34	34	—	12	12	—
Advertising	28	30	(7)%	10	11	(9)%
General and administrative:
Amortization of SaaS implementation costs	7	3	133%	3	1	200%
Workday SaaS licensing and implementation expense	21	—	—	8	—	—
All other general and administrative	139	129	8%	50	47	6%
Total general and administrative	167	132	27%	61	48	27%
Depreciation and amortization	33	32	3%	12	11	9%
Total operating expenses	702	619	13%	$254	$221	15%
Operating expenses for YTD 2024 increased 13% to $702 million compared to $619 million in YTD 2023. Operating expenses per WSEE per month for YTD 2024 increased 15% to $254 compared to $221 in YTD 2023.
•Salaries of corporate and sales staff for YTD 2024 increased 13% to $393 million, or $18 per WSEE per month, compared to YTD 2023. The increase was primarily due to a 6% increase in BPA, service and support headcount and staff compensation levels in YTD 2024 compared to YTD 2023.
•Stock-based compensation expense for YTD 2024 increased 12% to $47 million, or $2 per WSEE per month, compared to YTD 2023. The increase was primarily due to time-vested restricted stock unit awards issued under our incentive plan.
•Advertising expense for YTD 2024 decreased 7% to $28 million, or $1 per WSEE per month, compared to YTD 2023 due to a change in timing of advertising spend.
•General and administrative expenses for YTD 2024 increased 27% to $167 million, or $13 per WSEE per month, compared to YTD 2023. The increase was primarily due to increased professional services fees, which includes expenses related to the implementation of our Workday strategic partnership, software licensing and maintenance costs, and amortization of SaaS implementation costs.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Effective income tax rate	—	26%	28%	24%
For the nine months ended September 30, 2024, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first nine months of 2024 we did not recognize an income tax benefit as compared to an income tax benefit of $5 million for the first nine months of 2023, related to the vesting of long-term incentive and restricted stock awards. During Q3 2024, we recognized a $1 million, or $0.02 per share, tax benefit related to research and development activities pertaining to the 2023 tax year.

Insperity | 2024 Third Quarter Form 10-Q	31

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2024 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$8,730	$9,415	$8,516	$9,003	$27,167	$9,844	$26,857	$9,592
Less: Bonus payroll cost	704	759	529	560	3,411	1,236	3,344	1,195
Non-bonus payroll cost	$8,026	$8,656	$7,987	$8,443	$23,756	$8,608	$23,513	$8,397
Payroll cost % change period over period	3%	5%	5%	1%	1%	3%	9%	2%
Non-bonus payroll cost % change period over period	—	3%	6%	2%	1%	3%	10%	3%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	September 30, 2024	December 31, 2023

Cash, cash equivalents and marketable securities	$486	$709
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	255	510
Client prepayments	19	28
Adjusted cash, cash equivalents and marketable securities	$212	$171

Insperity | 2024 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per WSEE per month)	2024		2023		2024		2023
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$3	$3	$45	$47	$100	$36	$152	$54
Income tax expense	—	—	16	19	39	13	49	18
Interest expense	7	8	7	7	21	8	20	7
Amortization of SaaS implementation costs	1	1	—	—	7	3	3	1
Depreciation and amortization	11	12	11	11	33	12	32	11
EBITDA	22	24	79	84	200	72	256	91
Stock-based compensation	17	18	16	16	47	17	42	15
Adjusted EBITDA	$39	$42	$95	$100	$247	$89	$298	$106
Net income % change period over period	(93)%	(94)%	18%	15%	(34)%	(33)%	8%	—
Adjusted EBITDA % change period over period	(59)%	(58)%	18%	14%	(17)%	(16)%	9%	2%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023

Net income	$3	$45	$100	$152
Non-GAAP adjustments:
Stock-based compensation	17	16	47	42
Tax effect	(5)	(6)	(13)	(11)
Total non-GAAP adjustments, net	12	10	34	31
Adjusted net income	$15	$55	$134	$183
Net income % change period over period	(93)%	18%	(34)%	8%
Adjusted net income % change period over period	(73)%	17%	(27)%	8%

Insperity | 2024 Third Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2024	2023	2024	2023

Diluted EPS	$0.07	$1.16	$2.63	$3.94
Non-GAAP adjustments:
Stock-based compensation	0.45	0.40	1.24	1.08
Tax effect	(0.13)	(0.10)	(0.34)	(0.26)
Total non-GAAP adjustments, net	0.32	0.30	0.90	0.82
Adjusted EPS	$0.39	$1.46	$3.53	$4.76
Diluted EPS % change period over period	(94)%	18%	(33)%	8%
Adjusted EPS % change period over period	(73)%	19%	(26)%	9%
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
We had $486 million in cash, cash equivalents and marketable securities at September 30, 2024, of which approximately $255 million was payable in early October 2024 for withheld federal and state income taxes, employment taxes and other payroll deductions, approximately $19 million represented client prepayments that were payable in October 2024. At September 30, 2024, we had working capital of $200 million compared to $159 million at December 31, 2023. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2024. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of September 30, 2024, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash used in operating activities in the first nine months of 2024 was $99 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the nine months ended September 30, 2024, the last business day of the reporting period was a Monday, client prepayments were $19 million and employment taxes and other deductions were $255 million. In the nine months ended September 30, 2023, the last business day of the reporting period was a Friday, client prepayments were $20 million and employment taxes and other deductions were $483 million, which included $149 million of funds related to client employee retention tax credits received on their behalf from the Internal Revenue Service that were distributed to clients in early October 2023.

Insperity | 2024 Third Quarter Form 10-Q	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Workers’ compensation plan funding — During YTD 2024, we received $38 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2024, Plan Costs were less than the net premiums paid and owed to United by $28 million, which is $19 million in excess of our agreed-upon $9 million surplus maintenance level. The $19 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheet at September 30, 2024. In addition, the premiums owed to United at September 30, 2024, were $39 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheet.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 27% to $134 million in the first nine months of 2024, compared to $183 million in the first nine months of 2023. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $25 million for the nine months ended September 30, 2024, primarily due to property and equipment purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $163 million for the nine months ended September 30, 2024. We paid $67 million in dividends and repurchased or withheld $52 million in stock. In addition, client funds liability and other financing activities decreased by $44 million.

Insperity | 2024 Third Quarter Form 10-Q	36

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2024, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2024 Third Quarter Form 10-Q	37

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2024 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2024 — 07/31/2024	126	$100.53	—	1,765,818
08/01/2024 — 08/31/2024	78,259	93.21	78,259	1,687,559
09/01/2024 — 09/30/2024	89,089	88.13	89,000	1,598,559
Total	167,474	$90.51	167,259
____________________________________
(1)During the three months ended September 30, 2024, 215 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of September 30, 2024, we were authorized to repurchase an additional 1,598,559 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the third quarter of 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Insperity | 2024 Third Quarter Form 10-Q	38

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________

*	Filed with this report.

**	Furnished with this report.

Insperity | 2024 Third Quarter Form 10-Q	39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: October 31, 2024	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Insperity | 2024 Third Quarter Form 10-Q	40