Form 10-K
period 2024-12-31
INSPERITY, INC.
filed 2025-02-11
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of February 3, 2025, 37,230,174 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2024 closing price of the common stock as reported by the New York Stock Exchange) was approximately $3.4 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference from the proxy statement for the 2025 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offerings and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing Solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, our Insperity PremierTM platform. Workforce Optimization is our most comprehensive HR outsourcing solution and is our primary offering. Workforce Synchronization, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as Workforce Optimization and allows those clients to select, for an additional fee, from the strategic HR products and services that are included with Workforce Optimization.
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

2	2024 Form 10-K

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
As of December 31, 2024, we had 83 physical office locations in 48 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 48 sales markets, which serviced an average of 309,093 WSEEs per month in the fourth quarter of 2024. Our service centers coordinate PEO HR Outsourcing Solutions for clients on a regional basis and localized face-to-face human resources services.
We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986, and our website address is www.insperity.com. Our stock is traded on the New York Stock Exchange under the symbol “NSP.” We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors (“Board”) and other documents related to our corporate governance, including our Code of Conduct, and other information that could be deemed to be material. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above. Information on our website is not a part of, and is not incorporated into, this report or any other report we may file with or furnish to the SEC, whether before or after the date of this report and irrespective of any general incorporation language therein.
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

3	2024 Form 10-K

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
•training and development services
•strategic HR projects
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

4	2024 Form 10-K

BUSINESS

•	Internal Revenue Code (the “Code”)	•	Occupational Safety and Health Act (OSHA)
•	Federal Income Contribution Act (FICA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Federal Unemployment Tax Act (FUTA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Fair Labor Standards Act (FLSA)	•	State unemployment and employment security laws
•	Employee Retirement Income Security Act, as amended (ERISA)	•	State workers’ compensation laws
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Immigration Reform and Control Act (IRCA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Title VII (Civil Rights Act of 1964)	•	State and local law equivalents of the foregoing
•	Health Insurance Portability and Accountability Act (HIPAA)	•	The Families First Coronavirus Response Act (FFCRA)
•	Age Discrimination in Employment Act (ADEA)	•	The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act
•	Americans with Disabilities Act (ADA)	•	The Consolidated Appropriations Act, 2021 (CAA)
•	The Family and Medical Leave Act (FMLA)	•	The American Rescue Plan Act of 2021 (ARPA)
•	Genetic Information Nondiscrimination Act of 2008	•	Paycheck Protection Program and Healthcare Enhancement Act (PPP)
•	Drug-Free Workplace Act	•	SECURE 2.0 Act of 2022, as part of The Consolidated Appropriations Act, 2023
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
•an employee well-being program
•cafeteria plans for group health and health savings account contributions
•short-term and long-term disability insurance

5	2024 Form 10-K

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
•access to 401(k) retirement plan information for covered plans

6	2024 Form 10-K

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
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employee populations ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector in 2024 decreased 3% from 2023, and the middle market sector as a percentage of our overall WSEE count remained consistent over this period, representing approximately 26% of our total average paid WSEEs during both 2024 and 2023. Clients exceeding 1,000 paid WSEEs represented 3% and 5% of our total average paid WSEEs during 2024 and 2023, respectively.

7	2024 Form 10-K

BUSINESS
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing Solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
Following are the key components of our other products and services, which are offered separately or as a bundle:
Comprehensive Traditional Payroll and Human Capital Management Solution. Our Workforce Acceleration solution is a comprehensive human capital management and payroll services solution for clients that do not choose our PEO HR Outsourcing Solutions. This solution combines a third-party cloud-based human resources software suite that provides integrated payroll, HR administration and employee onboarding, benefits administration, performance management, and time and attendance functionality with HR guidance and tools, as well as reporting and analytics.
Recruiting Services. Our Recruiting Services offer direct hire placement on an as-needed basis and provide outsourced support for individual requisitions or large-scale hiring projects. In addition, we provide consulting services to assist in the creation and maintenance of consistent hiring practices and retention strategies. We also provide compensation services, behavior-based interview training and talent assessment.
Employment Screening.. Our Employment Screening services offer a customized approach to background-check reporting for companies. Services include criminal records checks; verification of employment history or education; driving record, civil record and credit history checks; and confirmation of extraordinary credentials.
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

8	2024 Form 10-K

BUSINESS
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
•Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence, and severance payments
•Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation
•Products produced and/or services provided
•Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA, and state and local equivalents and compliance with government contracting provisions
•Compliance with federal, state, and local pay-or-play health care mandates and all such other similar federal, state and local legislation
•Compliance with the National Labor Relations Act, including all organizing efforts and expenses related to a collective bargaining agreement and related benefits
•Professional licensing requirements, fidelity bonding, and professional liability insurance
•Ownership and protection of all client intellectual property rights
•Compliance with the Code, COBRA, PPACA, and ERISA for client-sponsored employee benefit plans
•For clients electing payroll tax deferrals and claiming tax credits under the FFCRA, the CARES Act, PPP, CAA, and ARPA (collectively, the “COVID Relief Programs”), the client has sole responsibility for determining eligibility under the programs and depositing deferred payroll tax amounts with the U.S. Treasury as they become due
Concurrent Responsibilities
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

9	2024 Form 10-K

BUSINESS
the client. Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question.
In most instances, clients are required to remit their comprehensive service fees no later than the same day as the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to immediately terminate the CSA and associated WSEEs or to require prepayment, letters of credit, or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client. These rights, the periodic nature of payroll, and the overall quality of our client base have resulted in an excellent overall collections history.
PEO HR Outsourcing Solutions Clients
Insperity’s PEO HR Outsourcing Solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with approximately 10 to 5,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We believe approximately 10% of the overall small and medium-sized business community in terms of WSEEs are “good fit” companies for our PEO services. We serve clients and WSEEs located throughout the United States.
By region, our revenue distribution for the year ended December 31, 2024, was as follows:

Percent of Total Revenues

West
21%
Northeast
28%
Southwest(1)
19%
Southeast
14%
Central
18%

________________________________________________________
(1)The Southwest region includes Texas.
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

10	2024 Form 10-K

BUSINESS
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
Our PEO HR Outsourcing Solutions client base is broadly distributed throughout a wide variety of industries as follows:

Percent of Client Base by Industry

Retail trade - 2%
Other - 2%
Not-for-profit and similar organizations - 6%
Construction - 8%
Engineering, accounting and legal services - 9%
Management, administration and consulting services - 9%
Manufacturing - 10%
Medical services - 10%
Computer and information services - 13%
Wholesale trade - 13%
Finance, insurance and real estate - 18%

This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2024 and 2023, our retention rate was approximately 81% and 83%, respectively. For all PEO HR Outsourcing Solutions clients, the average annual retention rate over the last five years was approximately 84%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; (4) competition from other PEOs or business services firms; and (5) clients electing to bring HR in-house.
Marketing and Sales
As of December 31, 2024, we had 106 sales offices located in 48 markets. Our sales offices typically consist of Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.
We identify markets using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weighs various criteria that, based on our experience, we believe are reliable predictors of successful penetration. Among the factors we consider are:
•market size, in terms of small and medium-sized businesses engaged in selected industries that meet our risk profile

11	2024 Form 10-K

BUSINESS
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
We routinely seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market. We have an agreement with the PGA Tour Champions to be the title sponsor of the Insperity Invitational™ presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston). In addition, we have an arrangement with Jim Nantz, a sports commentator, to serve as our national spokesperson. Our marketing campaigns use this event and the relationship with Mr. Nantz as a focal point of our brand marketing efforts.
Our organic growth model generates sales leads from six primary sources: direct sales efforts, digital advertising, traditional advertising, third-party channel programs, referrals, and marketing alliances. These leads result in initial presentations to prospective PEO HR Outsourcing Solutions clients, and ultimately, prospective PEO HR Outsourcing Solutions client business profiles. A prospective PEO HR Outsourcing Solutions client’s business profile reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits, coverage options, job classification, state of employment and workers’ compensation classification. This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis. Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect. Our selling process typically takes approximately 90 days for clients with fewer than 150 employees, and 180 days or longer for middle market clients. The process can be extended during economic downturns.
We have implemented a sales process that allows our BPAs to offer our PEO HR Outsourcing Solutions or refer our Workforce Acceleration, our traditional payroll solution, to each prospective client with which they meet. This strategy allows us to leverage the same sales force for all of our primary offerings and increases the ability of our BPAs to add clients to our Workforce Acceleration solution when the client is not prepared for PEO HR Outsourcing Solutions. This dual channel approach to selling attempts to reduce barriers to a company becoming a client and allows us to offer solutions better tailored to the specific needs of the business, including at renewal.
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing Solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2021 through 2023 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During

12	2024 Form 10-K

BUSINESS
the three-year period from 2021 through 2023, our staff support ratio averaged 57% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 119% and 146%, respectively.
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
Benefits and Workers’ Compensation Relationships
Insperity provides benefits to its WSEEs under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and the Chubb Group of Insurance Companies (“Chubb”) to be the most significant elements of our employee benefits package, as they would be the most difficult to replace.
We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Harvard Pilgrim Health Care, formerly known as Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 86% of our participants’ health insurance coverage and expires on December 31, 2026, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. The current workers’ compensation coverage with Chubb expires on September 30, 2025. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
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
Insperity’s PEO HR Outsourcing Solutions information systems, which include Insperity Premier, are a proprietary mix of applications that includes both internally developed software, licensed software applications and cloud-based services. These systems manage a wide range of transactions and information specific to our PEO HR Outsourcing Solutions, to Insperity and to our clients and WSEEs, including:
•WSEE enrollment
•human resources management and employee administration

13	2024 Form 10-K

BUSINESS
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

14	2024 Form 10-K

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
Employer Status and Employee Benefit Plans. We are the sponsor of the employee benefit plans that we offer to eligible WSEEs. Our plans are governed by ERISA and the Code. Our ability to sponsor these plans, to have them governed by ERISA, and to receive favorable tax treatment under the Code is dependent on our status as “employer” of the WSEEs. Employer status is determined under various rules, regulations, and interpretations. While we believe that we qualify as employer under applicable laws, please read Item 1.A. “Risk Factors—A determination that we are not the employer of our WSEEs and an inability to offer alternate benefit plans could have a material adverse effect on our business.”
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
Employment Taxes
As a co-employer, and under the terms of the CSA, Insperity generally assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our WSEEs. There are essentially three types of federal employment tax obligations included in Subtitle C — Employment Taxes of the Code:
•withholding of income tax requirements governed by Code Section 3401, et seq.
•obligations under FICA, governed by Code Section 3101, et seq.
•obligations under FUTA, governed by Code Section 3301, et seq.

15	2024 Form 10-K

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
We had approximately 4,500 corporate employees as of December 31, 2024. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement. The number of BPAs and trained BPAs impacts our ability to grow our customer base. We refer to BPAs who have been employed for two months and completed initial sales training as “trained BPAs.” During 2024 and 2023, the average number of BPAs were 769 and 748, respectively, while the average number of trained BPAs were 698 and 685, respectively.

16	2024 Form 10-K

BUSINESS
We offer numerous programs and benefits in furtherance of our human capital management objective, including: competitive compensation and benefits; corporate 401(k) retirement plan with a matching component; employee stock purchase program; leadership development programs; the Insperity MVP (Mission Values Performance) employee recognition program; flexible remote working arrangements; and employee well-being programs to provide additional assistance to corporate employees in times of need.
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

17	2024 Form 10-K

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
Further, PEO clients are dependent on their PEO to process Employee Retention Tax Credits (“ERC”) on a consolidated basis, including through amending previously filed payroll tax forms with the IRS. The IRS has experienced significant backlogs in processing amended tax forms from employers seeking ERC refunds and we are currently awaiting IRS review of a number of ERC claims with respect to our PEO clients. Currently, the deadline to submit any ERC claims for relevant periods in 2021 is April 2025. A pending federal bill, The Tax Relief for American Families and Workers Act of 2024 (H.R. 7024), however, would retroactively accelerate the deadline for all claims to January 31, 2024. If any of the ERC claims that we made on behalf of our clients were denied or otherwise deemed insufficient, we may not be able to perfect our filings on a timely basis. Further, eligibility for the ERC is dependent on certain operational information of our clients. The lack of guidance from the IRS on the application of deferred payroll taxes discussed above may also impact the amount of ERC refunds received on behalf of our clients if those deferred payroll taxes are deducted from ERC funds received or delay our receipt of the ERC funds. Further, if the IRS were to determine that any of our clients were not eligible for the ERC requested on their behalf or we do not perfect our filings on a timely basis, the IRS may conclude that we are responsible for those claims. Furthermore,if the IRS were to otherwise challenge the claims we requested, we could face penalties or other liabilities. If any those events were to occur, our clients may seek recourse against us or choose not to renew.
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

18	2024 Form 10-K

RISK FACTORS
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
The success of our business is heavily dependent on our ability to attract and retain a skilled workforce, including in our service and sales positions. Several factors may limit the labor force available to us or increase our labor costs, including high employment levels, strong macroeconomic conditions, federal unemployment subsidies, and other governmental regulation. As macroeconomic conditions improved from 2021 through 2024, the labor market tightened, resulting in increased employee turnover and skilled labor shortages. Increasing competition for highly skilled and talented workers may make it increasingly difficult and expensive for us to attract and retain a service team capable of supporting our clients or a sales team that is effective in selling our complex service offerings to clients. An overall or prolonged labor shortage, increased turnover, or labor inflation could have a material adverse impact on our growth plans, client service delivery, results of operations and financial condition.
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
Our New York, California and Texas markets accounted for approximately 10%, 15% and 17% (including 7% in Houston), respectively, of our WSEEs for the year ended December 31, 2024. Accordingly, unless we are successful in expanding in our current markets and into new markets, which we believe will take additional time, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California, and Texas.

19	2024 Form 10-K

RISK FACTORS
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
The spread of a highly infectious or contagious disease could create significant volatility, uncertainty and economic disruption, including as a result of actions taken by businesses and governments in response to such a pandemic that may result in a significant reduction in commercial activity, such as occurred during the COVID-19 pandemic. The extent to which future pandemics impact our business, operations, financial results and financial condition will depend on numerous evolving factors that are highly uncertain and that we may not be able to accurately predict. While such a pandemic is continuing and even after it has subsided, we may experience material adverse impacts to our business, operations and financial results due to any existing or continuing negative economic impact, including a recession, depression, or periods of supply shortages or high inflation, such as experienced in 2022 following the COVID-19 pandemic. Additionally, future pandemics may change how and when we incur health insurance costs under our health insurance contract with United, such as changes in quarterly levels and timing of both medical and pharmaceutical health insurance claims and processing payment patterns. Accordingly, future pandemics may present, material uncertainty and risk with respect to our business, and may have a material adverse effect on our financial condition, results of operations, cash flows and business.
PEO HR Outsourcing Solutions Risks
We assume liability for WSEE payroll, payroll taxes, benefits costs and workers’ compensation costs and are responsible for their payment regardless of the amount billed to or paid by our clients.
Under the CSA, we become a co-employer of WSEEs and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such WSEEs. Our obligations include responsibility for the following even if our costs exceed the fees the client pays us and the amounts collected from WSEEs:
•payment of the salaries and wages for work performed by WSEEs, regardless of whether the client timely pays us the associated service fee
•withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity

20	2024 Form 10-K

RISK FACTORS
•providing benefits to WSEEs
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
Many of our clients select a PEO Outsourcing Solution pursuant to which we offer the health and welfare benefit plans sponsored by us to the WSEEs co-employed by those clients. The future impact and direction of healthcare reform, including future legislative or executive actions, is unknown and, if any such developments were to reduce our ability to make health care benefits available to WSEEs or were to make our offerings less attractive to our clients, then our business, financial condition, and results of operations may be materially adversely affected.
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

21	2024 Form 10-K

RISK FACTORS
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
Subsequent changes resulting from action that may be taken at the federal or state level may impact our benefit plans, business model and future results of operations, including repeal or repeal and replacement of current healthcare reform provisions as has been advocated by some in the new Presidential administration and Congressional leaders. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. We are currently unable to determine whether potential future healthcare reform changes or other regulatory action, including at the state level, may adversely affect our business or market conditions.
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

22	2024 Form 10-K

RISK FACTORS
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
The current workers’ compensation coverage with Chubb expires on September 30, 2025. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
We record our SUI expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final rate notices, we estimate our expected SUI rate in those states for which rate notices have not yet been received for purposes of forecasting and pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI rates would likely increase substantially. Some states have the ability under law to increase SUI rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans, as we recently experienced with California and New York in 2024.
Generally, our contractual agreements allow us to incorporate such statutory increases into our service fees upon the effective date of the rate change. However, this right does not extend to our former clients and, even with respect to our existing clients, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the clients’ contracts could be limited, resulting in a potential increase not being fully recovered. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
Many of our contracts for our PEO HR Outsourcing Solutions may be canceled on short notice. Our inability to renew client contracts or attract new clients could materially and adversely affect our financial condition or results of operations.
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing solution clients, which could materially and adversely affect our financial condition or results of operations. Our middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, represented 26% of our average paid WSEEs, and clients with an average number of WSEEs that exceed 1,000 WSEEs represented 3% during 2024. In the event we have large clients that terminate or an increase in terminating clients from our middle market client base, the financial impact of such an event could be significant. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 19% in 2024. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
Our loss of insurance coverage, the failure of our insurance carriers or increased insurance costs or deductibles could have a material adverse effect on us.
As part of our PEO HR Outsourcing Solutions, in addition to our health insurance carriers, we contract with other

23	2024 Form 10-K

RISK FACTORS
insurance carriers to provide workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance and ERISA bond coverage, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier, such as occurred in 2001 with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business and results of operations. In addition, in the event that our primary health carriers in any key market make material changes to their network of health care providers or facilities, such as the discontinuation of prominent hospital networks in key markets on occasion by a carrier in connection with their ongoing negotiations with those networks, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations. Further, we have experienced an increase in insurance premiums for our corporate policies as well as an increase in the deductible amounts for which we retain liability and a decrease in coverage limits. If these premiums or deductible amounts continue to increase, or coverage limits continue to decrease we would have increased exposure with respect to costs and insurance claims, which could have a material adverse effect on our business and results of operations.
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
In times of economic slowdowns, the federal government and states and municipalities in which we operate may experience reductions in tax revenues and corresponding budget deficits. In response to budget shortfalls, such as those experienced during the COVID-19 pandemic, the federal government and many states and municipalities have in the past and may in the future increase or enact new taxes on businesses operating within their tax jurisdiction, including business activity taxes and income taxes. In addition, federal, state and local taxing agencies may increase their audit activity in an effort to identify additional tax revenues. New tax assessments on our operations could result in increased costs. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited. As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.
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

24	2024 Form 10-K

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

25	2024 Form 10-K

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
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2024, approximately 15% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
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
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third-party vendors. We must manage all of these systems, and are dependent on third parties to manage the systems that we obtain from them, including any upgrades, replacements or enhancements, to ensure that they continue to support our services. For example, in connection with our strategic partnership with Workday, Inc. (“Workday”), we are currently working to develop a joint solution with Workday that requires integrations with third parties and with our proprietary systems for our PEO HR Outsourcing Solutions. We also continue to monitor and make changes to our proprietary system for our PEO HR Outsourcing Solutions for compliance and modernization. Any delays or failures resulting from network outages; planned upgrades, enhancements, or replacements of software, hardware, or other systems, including in connection with our project with Workday or any updated for compliance and modernization of systems; or other data processing disruptions, even for a brief period of time, could result in our inability to timely process transactions. The speed with which we, or third-party vendors, are able to address significant cybersecurity incidents may be influenced by the cooperation of certain government agencies. We may also

26	2024 Form 10-K

RISK FACTORS
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
In connection with our offerings, we collect, use, transmit and store large amounts of personal and business information about our WSEEs, employees paid under our traditional payroll solution, and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. Attacks on information technology systems continue to grow in frequency and sophistication (including the use of emerging artificial intelligence technologies), and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. Further, increased reliance by us and our clients on remote workforces impacts our control over cybersecurity protection and service stability and performance, which increases our exposure to cybersecurity and privacy issues. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. We have limited ability to monitor the implementation of similar safeguards by our vendors and do not have the ability to monitor such implementation by our clients or their employees, including WSEEs.
In addition, our services also involve the use and disclosure of personal and business information to us that could be used by a malicious party to commit identity theft or otherwise gain access to the data or funds of our clients or their employees, including WSEEs. If any person, including any corporate employee or WSEE, misappropriates or misuses such funds, documents or data, we may have liability for damages, and our reputation could be substantially harmed and we may have other liabilities that could have a material adverse effect on our business.
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service attack, ransomware attack, corruption of data, theft of private or other sensitive information, or similar malicious act by a party (including our corporate employees or WSEEs), or inadvertent acts or omissions by our vendors or clients, our own corporate employees or WSEEs, could result in the loss, disclosure or misuse of confidential or proprietary information, and could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause a loss of confidence in our ability to serve clients. We may not have adequate insurance coverage to compensate us for losses from a security incident. Accordingly, the impact of a data security incident could have a material adverse effect on our business, results of operations and financial condition.
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

27	2024 Form 10-K

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
In addition, some of our systems and services rely upon third-party technology. Examples include, the human capital management system on which our Workforce Acceleration solution is based, the data analytics solution on which our Insperity People Analytics solution is based, and the payroll tax calculation and reporting tools that provide the rates used to calculate payroll taxes for our PEO HR Outsourcing Solutions, among others. In addition, the joint solution that we are developing with Workday will be based on Workday’s human capital management solution. Any failure by these service providers to deliver their services in a timely manner and in compliance with applicable laws could result in material interruptions to our operations; subject us to substantial fines, penalties, and other liabilities; damage our reputation; and result in a loss of clients.
Other Operational Risks
We may not fully realize the anticipated benefits of our strategic partnership and plans to develop a joint solution with Workday, which could have a material adverse impact on our financial condition or results of operations.
We have announced a strategic partnership and are developing a joint solution with Workday. The joint solution would involve, among other things, the offering of our PEO services using Workday’s human capital management solution, as well as joint marketing and sales efforts. The joint solution also requires integration with other third-party vendors and with our proprietary system for our PEO HR Outsourcing Solutions. The success of the strategic partnership and joint solution will depend on many factors, and we may not realize all, or any, of the anticipated benefits. We have devoted substantial resources and incurred significant costs to develop the joint solution, and expect to continue to devote substantial resources and to incur significant costs. The strategic partnership and plans to develop a joint solution involve numerous risks, including that we may be unable to complete the development and implementation of the joint solution, or that development and implementation of the joint solution may be more difficult, time-consuming, or costly than expected, including due to difficulties with integrations with third party vendors. We may also not receive the expected sales, marketing, and other benefits from the strategic partnership.
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

28	2024 Form 10-K

RISK FACTORS
The occurrence of one or more of these events could result in our failure to achieve anticipated growth or revenues, or require us to devote additional resources to the strategic partnership or the development of the joint solution, or to lose the investments made relating to the development of the joint solution, any of which could result in a material adverse effect on our business, financial condition, and results of operations, as well as reputational damage that could negatively impact our sales and retention efforts.
Failure to integrate or realize the expected return on future product offerings, including through acquisitions, strategic partnerships, and investments, could have a material adverse impact on our financial condition or results of operations.
We have adopted a strategy to market and sell additional solutions within and outside of our PEO HR Outsourcing Solutions. As part of this strategy, periodically we make strategic long-term decisions to partner with (including as a reseller arrangement), invest in and/or acquire new companies, business units or assets in order to offer new or enhanced solutions. Offering new solutions involves a number of risks such as entering markets or businesses in which we have no prior experience and that may be highly regulated; failing to integrate the new solution into our product and service offerings; diversion of technology, service, compliance, marketing, sales, management and other teams from other business concerns; in the case of a partnership or reseller arrangement, reliance on the service and technology of the third party; in the case of an investment or acquisition, over-valuation of the targeted business; and litigation or government action resulting from the activities of an acquired company or of our partner or from offering the new solution in a non-compliant manner. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, impairment of acquired assets, and substantial liability. Such developments could have a material impact to our business, financial condition, results of operations, and future growth rates, and could also result in reputational damage that could negatively impact our sales and retention efforts.

29	2024 Form 10-K

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

30	2024 Form 10-K

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

31	2024 Form 10-K

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
We currently lease two hosting facilities, totaling approximately 1,800 square feet, that are in different locations. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment. The facilities, located in Allen, Texas and Austin, Texas, are under lease until 2028 and 2030, respectively.
Service Centers
We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.
The Atlanta service center, which currently services approximately 34% of our WSEE base, is located in a 50,600 square foot facility under lease until 2035.
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
Sales and Service Offices
As of December 31, 2024, we had sales and service personnel in 83 facilities located in 48 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2024, we had 106 sales offices in these 48 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

32	2024 Form 10-K

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

33	2024 Form 10-K

MINE SAFETY DISCLOSURES
Item 4.  Mine Safety Disclosures.
Not applicable.

34	2024 Form 10-K

EXECUTIVE OFFICERS
Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 3, 2025) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	68	Chairman of the Board & Chief Executive Officer
A. Steve Arizpe	67	President & Chief Operating Officer
James D. Allison	56	Executive Vice President of Finance, Chief Financial Officer & Treasurer
Christian P. Callens	53	Senior Vice President of Legal, General Counsel & Secretary
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
A. Steve Arizpe has served as President & Chief Operating Officer since May 2019. He is responsible for providing strategic leadership to sales, marketing, human resources, client services, traditional employment solutions and information technology to drive growth, customer satisfaction and client retention. Mr. Arizpe joined Insperity in 1989 as Houston Sales Manager. Since then, he has served in various roles, including Regional Sales Manager, National Sales Manager, Vice President of Sales, and Executive Vice President of Client Services. Prior to joining Insperity, Mr. Arizpe served in sales and sales management roles for NCR Corporation and Clarke-American. He has also served as a director of the Texas Chapter of NAPEO, on the board of CultureShapers, an organization devoted to area high school students pursuing their interests in the visual and performing arts, on the board of the Cynthia Woods Mitchell Pavilion and Somebody Cares America, a nonprofit organization that engages in disaster response, compassions outreach and leadership development. Mr. Arizpe earned his Bachelor’s degree in Business Management from Texas A&M University.
James D. Allison has served as Executive Vice President of Finance, Chief Financial Officer & Treasurer since November 2024. He previously served as Executive Vice President of Comprehensive Benefits Solutions and Chief Profitability Officer from May 2023 until his promotion to the current position. Mr. Allison joined Insperity in 1997 and held various roles of increasing responsibility in the finance department until 2011. In that same year, he was promoted to Senior Vice President of Pricing and Cost Analysis. In May 2018, Mr. Allison was promoted to Senior Vice President of Gross Profit Operations and assumed responsibilities for the Company’s gross profit drivers, including pricing, benefit plans and workers’ compensation programs. He served in this capacity until his subsequent promotion to Executive Vice President of Gross Profit Operations in May 2022. Mr. Allison has served on the Accounting Practices Committee of NAPEO and, prior to joining Insperity, he worked in the audit practice of Ernst & Young LLP. Mr. Allison earned his Bachelor of Business Administration and Master in Professional Accounting degrees from The University of Texas at Austin and is a certified public accountant.
Christian P. Callens has served as Senior Vice President of Legal, General Counsel & Secretary since January 2024. Mr. Callens joined Insperity in January 2014 as Managing Counsel and Assistant Secretary, in which role he led the Transactions and Corporate Law Practice Group. He was promoted to Deputy General Counsel, Managing Counsel & Assistant Secretary in October 2022. Prior to joining Insperity in 2014, Mr. Callens was counsel in the corporate practice of Skadden, Arps, Slate, Meagher & Flom LLP. He also previously held an executive position at a privately-held technology company. Mr. Callens began his legal career as a law clerk for the Honorable John Minor Wisdom of the United States Fifth Circuit Court of Appeals. He holds a Bachelor of Arts degree from The University of Texas at Austin and a Juris Doctor degree from Tulane University Law School, where he was senior managing editor of the Tulane Law Review and a member of the Order of the Coif.

35	2024 Form 10-K

STOCK ACTIVITIES
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 3, 2025, there were 60 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
During 2024, we paid dividends of $89 million. The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about purchases by Insperity during the three months ended December 31, 2024 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
10/01/2024 — 10/31/2024	98	$88.91	—	1,598,559
11/01/2024 — 11/30/2024	40,000	78.24	40,000	1,558,559
12/01/2024 — 12/31/2024	105,815	80.92	105,795	1,452,764
Total	145,913	$80.19	145,795
____________________________________
(1)During the three months ended December 31, 2024, 118 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock. During the three months ended December 31, 2024, 145,795 shares were repurchased under the program. On August 1, 2023, we announced our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of December 31, 2024, we were authorized to repurchase an additional 1,452,764 shares under the program. Unless terminated earlier by resolution of our Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

36	2024 Form 10-K

STOCK ACTIVITIES
Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2019, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index, and the S&P Composite 1500 – Human Resource & Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P Composite 1500 – Human Resource and Employment Services Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Insperity, Inc.
S&P Smallcap 600
S&P Midcap 400
S&P Composite 1500 – Human Resource & Employment Services

*$100 invested on 12/31/19 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/19	12/20	12/21	12/22	12/23	12/24

Insperity, Inc.	100.00	96.84	145.44	142.65	150.11	101.83
S&P Smallcap 600	100.00	111.29	141.13	118.41	137.42	149.37
S&P Midcap 400	100.00	113.66	141.80	123.28	143.54	163.54
S&P Composite 1500 – Human Resource & Employment Services	100.00	100.85	152.43	113.87	121.22	143.93
This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
Item 6. [Reserved].

37	2024 Form 10-K

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
2024 Highlights
•Average number of WSEEs paid per month decreased 2% to 307,261. Revenues increased 1% on a 3% increase in revenue per WSEE, partially offset by the 2% decrease in average WSEEs paid.
•We ended 2024 averaging 309,093 paid WSEEs in the fourth quarter of 2024, which represents a 2% decrease over the fourth quarter of 2023.
•Approximately 26% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2024 and 2023, which is generally defined as companies with 150 to 5,000 WSEEs.
•Gross profit increased 1% to $1.1 billion. The increase was primarily due to a 3% increase in gross profit per WSEE, which was partially offset by a 2% decline in the average number of WSEEs paid per month. Gross profit per WSEE paid per month reflected, in part, a 3% pricing increase offset by a 3% increase in direct costs per WSEE. The increase in direct costs per WSEE was primarily attributable to a 4% increase in benefits costs per participant.
•Operating expenses increased 14% in 2024 to $935 million, and included increases in travel and event costs, salary and wages, and the implementation of our Workday strategic partnership. On a per WSEE per month basis, operating expenses increased from $219 in 2023 to $253 in 2024.
•Net income and diluted earnings per share (“Diluted EPS”) decreased 47% and 46% to $91 million and $2.42, respectively.
•Adjusted net income and adjusted EPS decreased 36% and 35% to $135 million and $3.58, respectively.
•Adjusted EBITDA decreased 24% to $270 million.

38	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Our net income per WSEE per month decreased 46% from $46 in 2023 to $25 in 2024.
•Our adjusted EBITDA per WSEE per month decreased 22% from $94 in 2023 to $73 in 2024.
•We ended 2024 with working capital of $155 million.
•During 2024, we paid $89 million in dividends, repurchased approximately 697,000 shares of our common stock at a cost of $63 million and paid $38 million in capital expenditures.
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

39	2024 Form 10-K

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
•Stock-based compensation — Our stock-based compensation relates to the recognition of non-cash compensation expense over the requisite service period of time-based and performance-based incentive plan awards.
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

◦outside professional service fees related to legal, consulting and accounting services

◦administrative costs, such as postage, printing and supplies

◦employee travel and training expenses

◦facility costs, including repairs and maintenance

◦technology costs, including software-as-a-service (“SaaS”) subscription costs, amortization of SaaS implementation costs, and costs associated with the development and implementation of the Workday joint solution.
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

40	2024 Form 10-K

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
We believe the following accounting policies are critical and/or require judgments and estimates used in the preparation of our Consolidated Financial Statements:
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
The health insurance contract with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Income. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into benefits costs.

Our financial responsibility with United is limited to the first $1 million of paid claims per claimant per year. Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid insurance. As of December 31, 2024, Plan Costs were more than the net premiums paid and owed to United by $5 million. As this amount is less than the agreed-upon $9 million surplus maintenance level, the $14 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2024, were less than $1 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rate on our estimate of total benefits costs of $3.0 billion in 2024:

Change in Completion Rate	Change in Benefits Costs (in millions)	Change in Net Income (in millions)

(2.5)%	$(31)	$22
(1.0)%	(12)	9
1.0%	12	(9)
2.5%	31	(22)

41	2024 Form 10-K

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

We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2024 and 2023, we reduced accrued workers’ compensation costs by $32 million and $33 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 4.3% in both 2024 and 2023) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.

Our claim trends could be greater than or less than our prior estimates, in which case we would revise our claims estimates and record an adjustment to workers’ compensation costs in the period such determination is made. If we were to experience any significant changes in actuarial assumptions, our loss development rates could increase (or decrease), which would result in an increase (or decrease) in workers’ compensation costs and a resulting decrease (or increase) in net income reported in our Consolidated Statements of Income.

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $75 million in 2024:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in millions)	Change in Net Income (in millions)

(5.0)%	$(4)	$3
(2.5)%	(2)	1
2.5%	2	(1)
5.0%	4	(3)

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2024, we received $39 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits – workers’ compensation. As of December 31, 2024, we had restricted cash of $69 million and deposits – workers’ compensation of $178 million. We have estimated and accrued $204 million in incurred workers’ compensation claim costs as of December 31, 2024. Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.

42	2024 Form 10-K

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
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE, and statistical data)	Year Ended December 31,			% Change
	2024	2023	2022	2024 v 2023	2023 v 2022

Financial data:
Revenues(1)	$6,581	$6,486	$5,939	1%	9%
Gross profit	1,052	1,037	1,011	1%	3%
Operating expenses	935	818	761	14%	7%
Operating income	117	219	250	(47)%	(12)%
Other income (expense), net	9	6	(5)	50%	220%
Net income	91	171	179	(47)%	(4)%
Diluted EPS	2.42	4.47	4.64	(46)%	(4)%

Non-GAAP financial measures(2):
Adjusted net income	$135	$212	$216	(36)%	(2)%
Adjusted EBITDA	270	354	352	(24)%	1%
Adjusted EPS	3.58	5.52	5.59	(35)%	(1)%

Average WSEEs paid	307,261	312,102	295,005	(2)%	6%

Statistical data (per WSEE per month):
Revenues(3)	$1,785	$1,732	$1,678	3%	3%
Gross profit	285	277	286	3%	(3)%
Operating expenses	253	219	215	16%	2%
Operating income	32	58	71	(45)%	(18)%
Net income	25	46	51	(46)%	(10)%
Adjusted EBITDA(2)	73	94	100	(22)%	(6)%
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross billings	$43,752	$43,141	$40,127
Less: WSEE payroll cost	37,171	36,655	34,188
Revenues	$6,581	$6,486	$5,939
(2)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(3)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

43	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,
(per WSEE per month)	2024	2023	2022
Gross billings	$11,866	$11,519	$11,335
Less: WSEE payroll cost	10,081	9,787	9,657
Revenues	$1,785	$1,732	$1,678
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEEs
•Adjusted EBITDA
•Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in WSEEs paid at existing clients through new hires and employee terminations.
•During 2024, the average number of WSEEs paid from new client sales increased 2% from 2023. Average client retention declined from 83% in 2023 to 81% in 2024, while the net change in our client base remained positive, although lower than 2023.
•During 2023, the average number of WSEEs paid from new client sales and the net change in our client base declined compared to 2022. Average client retention also declined from 85% in 2022 to 83% in 2023.

Average WSEEs Paid and Year-over-Year Growth Percentage	Net Income and Year-over-Year Growth Percentage (in millions)	EPS and Year-over-Year Growth Percentage (amounts per share)

44	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)	Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)
Revenues
2024 Compared to 2023
Our revenues for 2024 were $6.6 billion, an increase of 1%, primarily due to the following:
•Revenues per WSEE per month increased 3%, or $53, partially offset by a 2% decrease in average WSEEs paid.
2023 Compared to 2022
Our revenues for 2023 were $6.5 billion, an increase of 9%, primarily due to the following:
•Average WSEEs paid increased 6%.
•Revenues per WSEE per month increased 3%, or $54.

45	2024 Form 10-K

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

46	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Year-over-Year Growth Percentage (in millions)	Gross Profit per WSEE per Month and Year-over-Year Growth Percentage (per WSEE per month)
2024 Compared to 2023
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $53 due to higher average pricing of 3%.
The net decrease in direct costs between 2024 and 2023 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $15 million as discussed below. The $45 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $20 per WSEE per month, or 4.3% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 64% in 2024 compared to 65% in 2023.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $29 million, or $8 per WSEE per month, in 2024 compared to a decrease in costs of $13 million, or $3 per WSEE per month, in 2023.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, workplace safety and claims management has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs increased 2%, or $1 per WSEE per month, in 2024 compared to 2023.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.24% in 2024 and 0.23% in 2023.
•We recorded a reduction in workers’ compensation costs of $32 million, or 0.10% of non-bonus payroll costs, in 2024 compared to a reduction of $33 million, or 0.11% of non-bonus payroll costs, in 2023, primarily as a result of closing out claims at lower than expected costs.

47	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read “—Critical Accounting Policies and Estimates—Workers' Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 2% on a 1% increase in payroll costs, or $24 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 7% in 2024 compared to 6% in 2023.
2023 Compared to 2022
The net decrease in direct costs between 2023 and 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $16 million as discussed below. The $63 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $44 per WSEE per month, or 7% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 65% in both 2023 and 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $13 million, or $3 per WSEE per month, in 2023 compared to an increase in costs of $12 million, or $3 per WSEE per month, in 2022.
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
•Workers’ compensation costs increased 12%, or $1 per WSEE per month, in 2023 compared to 2022.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.23% in both 2023 and 2022.
•We recorded a reduction in workers’ compensation costs of $33 million, or 0.11% of non-bonus payroll costs, in 2023 compared to a reduction of $42 million, or 0.14% of non-bonus payroll costs, in 2022, primarily as a result of closing out claims at lower than expected costs.
Please read “—Critical Accounting Policies and Estimates—Workers' Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 9% on a 7% increase in payroll costs, or $18 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 6% in both 2023 and 2022.

48	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
2024 Compared to 2023
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
(in millions, except per WSEE)	2024	2023	% Change	2024	2023	% Change

Salaries	$521	$461	13%	$141	$123	15%
Stock-based compensation	61	53	15%	17	14	21%
Commissions	47	47	—	13	13	—
Advertising	38	37	3%	10	10	—
General and administrative:
Amortization of SaaS implementation costs	11	6	83%	3	2	50%
Workday SaaS licensing and implementation expenses	29	—	—	8	—	—
All other general and administrative	184	171	8%	49	46	7%
Total general and administrative	224	177	27%	60	48	25%
Depreciation and amortization	44	43	2%	12	11	9%
Total operating expenses	$935	$818	14%	$253	$219	16%
Operating expenses for 2024 increased 14% to $935 million compared to $818 million in 2023. Operating expenses per WSEE per month for 2024 increased 16% to $253 compared to $219 in 2023.
•Salaries of corporate and sales staff for 2024 increased 13% to $521 million, or $18 per WSEE per month, compared to 2023. The increase was primarily due to a 5% increase in BPA, service, technology and support headcount and staff compensation levels in 2024 compared to 2023.
•Stock-based compensation expense for 2024 increased 15% to $61 million, or $3 per WSEE per month, compared to 2023. The increase was primarily due to time-based restricted stock unit awards issued under our incentive plan. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•General and administrative expenses for 2024 increased 27% to $224 million, or $12 per WSEE per month, compared to 2023. The increase was primarily due to increased professional services fees, which includes expenses related to the implementation of our Workday strategic partnership, software licensing and maintenance costs, and amortization of SaaS implementation costs.

49	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2023 Compared to 2022
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
(in millions, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$461	$431	7%	$123	$122	1%
Stock-based compensation	53	50	6%	14	14	—
Commissions	47	46	2%	13	13	—
Advertising	37	37	—	10	11	(9)%
General and administrative	177	156	13%	48	44	9%
Depreciation and amortization	43	41	5%	11	11	—
Total operating expenses	$818	$761	7%	$219	$215	2%
Operating expenses for 2023 increased 7% to $818 million compared to $761 million in 2022. Operating expenses per WSEE per month for 2023 increased 2% to $219 compared to $215 in 2022.
•Salaries of corporate and sales staff for 2023 increased 7% to $461 million, or $1 per WSEE per month, compared to 2022. The increase was primarily due to an increase in BPA, service and support headcount and staff compensation levels, which was partially offset by lower incentive compensation expense in 2023 compared to 2022.
•Stock-based compensation expense for 2023 increased 6% to $53 million, but remained flat on a per WSEE per month basis, compared to 2022. The increase was primarily due to awards issued under our long-term incentive and restricted stock unit programs. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•Commissions expense for 2023 increased 2% to $47 million, but remained flat on a per WSEE per month basis, compared to 2022. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, as well as an increase in the amount of sales channel referral fees paid during 2023.
•General and administrative expenses for 2023 increased 13% to $177 million, or $4 per WSEE per month, compared to 2022. The increase was primarily due to increased travel and event costs, software licensing and maintenance costs, and amortization of SaaS implementation costs.
•Depreciation and amortization expense for 2023 increased 5% to $43 million, but remained flat on a per WSEE per month basis, compared to 2022. The increase was primarily due to increased capital expenditures related to computer hardware and software and software development costs.
Other Income (Expense)
Other income (expense) was net income of $9 million and $6 million in 2024 and 2023, respectively, and net expense of $5 million in 2022.
In 2024 and 2023, the increase in other income was due to an increase in interest rates on our marketable securities investments and workers’ compensation deposits, which was partially offset by an increase in interest expense related to higher average interest rates on borrowings under our credit facility. Please read Note 2 to the Consolidated Financial Statements, “Other Balance Sheet Information,” for additional information.
Income Tax Expense
Our effective income tax rate was 28% in 2024, 24% in 2023 and 27% in 2022. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by excess tax benefits associated with the vesting of equity compensation of less than $1 million, $5 million and less than $1 million, in 2024, 2023 and 2022, respectively. Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.

50	2024 Form 10-K

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Year Ended December 31,
	2024		2023		2022
		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$37,171	$10,081	$36,655	$9,787	$34,188	$9,657
Less: Bonus payroll cost	5,101	1,383	4,978	1,329	4,960	1,401
Non-bonus payroll cost	$32,070	$8,698	$31,677	$8,458	$29,228	$8,256
Payroll cost % change year over year	1%	3%	7%	1%	21%	3%
Non-bonus payroll cost % change year over year	1%	3%	8%	2%	24%	5%

51	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	December 31, 2024	December 31, 2023

Cash, cash equivalents and marketable securities	$1,055	$709
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	830	510
Client prepayments	91	28
Adjusted cash, cash equivalents and marketable securities	$134	$171
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Year Ended December 31,
(in millions, except per WSEE per month)	2024		2023		2022
		Per WSEE		Per WSEE		Per WSEE

Net income	$91	$25	$171	$46	$179	$51
Income tax expense	35	8	54	14	66	19
Interest expense	28	8	27	7	14	4
Amortization of SaaS implementation costs	11	3	6	2	2	1
Depreciation and amortization	44	12	43	11	41	11
EBITDA	209	56	301	80	302	86
Stock-based compensation	61	17	53	14	50	14
Adjusted EBITDA	$270	$73	$354	$94	$352	$100
Net income % change year over year	(47)%	(46)%	(4)%	(10)%	44%	24%
Adjusted EBITDA % change year over year	(24)%	(22)%	1%	(6)%	38%	18%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in millions)	2024	2023	2022

Net income	$91	$171	$179
Non-GAAP adjustments:
Stock-based compensation	61	53	50
Tax effect	(17)	(12)	(13)
Total non-GAAP adjustments, net	44	41	37
Adjusted net income	$135	$212	$216
Net income % change year over year	(47)%	(4)%	44%
Adjusted net income % change year over year	(36)%	(2)%	40%

52	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Year Ended December 31,
(amounts per share)	2024	2023	2022

Diluted EPS	$2.42	$4.47	$4.64
Non-GAAP adjustments:
Stock-based compensation	1.61	1.38	1.30
Tax effect	(0.45)	(0.33)	(0.35)
Total non-GAAP adjustments, net	1.16	1.05	0.95
Adjusted EPS	$3.58	$5.52	$5.59
Diluted EPS % change year over year	(46)%	(4)%	46%
Adjusted EPS % change year over year	(35)%	(1)%	42%
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
We had $1.1 billion in cash, cash equivalents and marketable securities at December 31, 2024, of which approximately $390 million was payable in early January 2025 for withheld federal and state income taxes, employment taxes and other payroll deductions, approximately $91 million represented client prepayments that were payable in January 2025, and $440 million of funds we received in late December 2024 from the Internal Revenue Service related to employee retention tax credits claimed by our PEO clients under COVID relief programs that are expected to be distributed to clients in early 2025. At December 31, 2024, we had working capital of $155 million compared to $159 million at December 31, 2023. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for 2025. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of December 31, 2024, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in 2024 was $520 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the year ended December 31, 2024, the last business day of the reporting period was a Tuesday, client prepayments were $91 million and employment taxes and other deductions were $830 million, which included $440 million of funds related to client employee retention tax credits received on their behalf from the Internal Revenue Service that are expected to be distributed to clients in early 2025. In the year ended December 31, 2023, the last business day of the reporting period was a Friday, client prepayments were $28 million and employment taxes and other deductions were $510 million.

53	2024 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Workers’ compensation plan funding — During 2024 and 2023, we received $39 million and $46 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2024, Plan Costs were more than the net premiums paid and owed to United by $5 million, which is $14 million less than our agreed-upon $9 million surplus maintenance level. The $14 million difference is therefore reflected as a current liability and $9 million is reflected as a long-term asset on our Consolidated Balance Sheet at December 31, 2024. In addition, the premiums owed to United at December 31, 2024, were less than $1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet. In addition, the premiums owed to United at December 31, 2024, were less than $1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.
•Operating results — Our net income and adjusted net income has a significant impact on our operating cash flows. Our net income and adjusted net income decreased 47% and 36% to $91 million and $135 million in 2024, respectively, compared to $171 million and $212 million in 2023, respectively. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $38 million for the year ended December 31, 2024, primarily due to property and equipment purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $173 million for the year ended December 31, 2024. We paid $89 million in dividends and repurchased or withheld $63 million in stock. In addition, client funds liability and other financing activities decreased by $21 million.
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

54	2024 Form 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our Facility bear interest at a variable market rate. As of December 31, 2024, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist of tax-exempt short and intermediate-term debt securities, which are primarily U.S. Treasury bills and our workers’ compensation - deposits consist of cash and highly-liquid investments, primarily money market funds.
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

55	2024 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2024 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Trading Plans
During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

56	2024 Form 10-K

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
Insider Trading
We have adopted a policy on the prevention of insider trading, governing the purchase, sale and other dispositions of our securities by directors, officers, and employees. We believe that our trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our policy on the prevention of insider trading is filed as Exhibit 19 to this Form 10-K.
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
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.

57	2024 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		Schedules have been omitted since they are not applicable, not required, not material, or the information is included elsewhere herein.

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
Form of Restricted Stock Unit Agreement for awards granted to executive officers on or after January 29, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2023).

10.6	†
Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after January 29, 2024 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2023).

10.7	†
Form of Restricted Stock Unit Agreement for awards granted to certain other employees on or after January 29, 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2023).

58	2024 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.8	†
Form of Employee Award Notice and Agreement under LTIP granted on or after December 30, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.9	†
Form of Employee Award Notice and Agreement under LTIP granted on or after January 29, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2023).

10.10	†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.11	†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.12	†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.13	†	Directors Compensation Plan (as amended and restated April 1, 2017) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017).
10.14	*†	Directors Compensation Plan (as amended and restated January 1, 2025)
10.15		Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.16		Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.17		First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.18		Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.19		Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.20		Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.21
First Amendment to the Insperity Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed for the year ended December 31, 2019).

10.22		Insperity, Inc. Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on April 14, 2023 (No. 1-13998)).
10.23		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.24		Insperity, Inc. Long-Term Incentive Program, as amended and restated January 29, 2024 (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 2023).
10.25	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.26	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.27	(+)
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

59	2024 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.29	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.30	(+)
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

10.32	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.33	(+)
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

10.35	(+)
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

10.37	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2016).

10.38	(+)
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

10.41	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of December 28, 2021 (incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-K for the year ended December 31, 2021).

10.42	*(+)	Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of October 29, 2024.

60	2024 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.43		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.44
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.45		Second Amendment to Amended and Restated Credit Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.46		Third Amendment to Amended and Restated Credit Agreement dated April 28, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.47		Fourth Amendment to the Amended and Restated Credit Agreement dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2022).
10.48
Fifth Amendment to the Amended and Restated Credit Agreement dated September 28, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2023).

10.49		Sixth Amendment to the Amended and Restated Credit Agreement dated April 26, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2024).
19	*	Policy on the Prevention of Insider Trading
21.1	*	Subsidiaries of Insperity, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Insperity, Inc. Policy for Recovery of Erroneously Awarded Compensation Applicable to Executive Officers (incorporated by reference to Exhibit 97 to the Registrant's Form 10-K for the year ended December 31, 2023).

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*	Filed herewith.
	**	Furnished with this report.
	†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
	(+)	Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) the type of information the Company treats as private or confidential.
ITEM 16.  FORM 10-K SUMMARY.
None.

61	2024 Form 10-K

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2025.

INSPERITY, INC.

By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

62	2024 Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 10, 2025:

Signature	Title
/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ James D. Allison	Executive Vice President of Finance,
James D. Allison	Chief Financial Officer & Treasurer
(Principal Financial Officer)

/s/ Sean P. Duffy	Senior Vice President of Finance
Sean P. Duffy	and Accounting
(Principal Accounting Officer)

*	Director
Timothy Clifford

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*	Director
W. Philip Wilmington

*By: /s/ Christian P. Callens
Christian P. Callens, attorney-in-fact

63	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.

F-1	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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

F-2	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred but Not Reported Health Insurance Claims

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Health Insurance Costs,” the Company provides the majority of its health insurance coverage to its employees through a fully insured health insurance policy with UnitedHealthcare (“United”). While the policy with United is a fully insured plan, as a result of certain contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model. Accordingly, the Company records the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees, as benefits expense, which is a component of Payroll taxes, benefits and workers’ compensation costs in the consolidated statement of income. The estimated incurred but not reported claims under the Company’s United insurance policy are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Houston, Texas
February 10, 2025

F-3	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ James D. Allison
Paul J. Sarvadi	James D. Allison
Chairman of the Board & Chief Executive Officer	Executive Vice President, Finance, Chief Financial Officer & Treasurer

F-4	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Houston, Texas
February 10, 2025

F-5	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,039	$693
Restricted cash	69	57
Marketable securities	16	16
Accounts receivable, net	829	694
Prepaid insurance and related assets	25	7
Funds held for clients and other current assets	107	128
Total current assets	2,085	1,595
Property and equipment, net of accumulated depreciation	192	197
Right-of-use (“ROU”) leased assets	65	57
Deposits and prepaid health insurance	195	215
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	34	20
Other assets	13	23
Total assets	$2,597	$2,120
Liabilities and stockholders' equity
Accounts payable	$10	$11
Payroll taxes and other payroll deductions payable	901	566
Accrued worksite employee payroll costs	730	559
Accrued health insurance costs	19	46
Accrued workers’ compensation costs	71	60
Accrued corporate payroll and commissions	82	64
Client funds liability and other accrued liabilities	117	130
Total current liabilities	1,930	1,436
Accrued workers’ compensation costs, net of current	135	163
Long-term debt	369	369
Operating lease liabilities, net of current	66	58
Total noncurrent liabilities	570	590
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 per share par value; 20 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120 shares authorized; 55.5 shares issued and 37.2 shares and 37.3 shares outstanding, respectively)	1	1
Additional paid-in capital	222	185
Treasury stock, at cost (18.3 and 18.2 shares held in treasury, respectively)	(864)	(831)
Retained earnings	738	739
Total stockholders' equity	97	94
Total liabilities and stockholders’ equity	$2,597	$2,120
See accompanying notes.

F-6	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022

Revenues	$6,581	$6,486	$5,939
Payroll taxes, benefits and workers’ compensation costs	5,529	5,449	4,928
Gross profit	1,052	1,037	1,011
Salaries, wages and payroll taxes	521	461	431
Stock-based compensation	61	53	50
Commissions	47	47	46
Advertising	38	37	37
General and administrative expenses	224	177	156
Depreciation and amortization	44	43	41
Total operating expenses	935	818	761
Operating income	117	219	250
Other income (expense):
Interest income	37	33	9
Interest expense	(28)	(27)	(14)
Income before income tax expense	126	225	245
Income tax expense	35	54	66
Net income	$91	$171	$179

Net income per share of common stock
Basic	$2.44	$4.53	$4.70
Diluted	$2.42	$4.47	$4.64

See accompanying notes.

F-7	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
(in millions)	Shares	Amount

Balance at December 31, 2021	55	$1	$109	$(665)	$553	$(2)
Purchase of treasury stock, at cost	—	—	—	(73)	—	(73)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9)	10	(1)	—
Stock-based compensation expense	—	—	49	1	—	50
Other	—	—	2	1	1	4
Dividends paid	—	—	—	—	(77)	(77)
Net income	—	—	—	—	179	179
Balance at December 31, 2022	55	$1	$151	$(726)	$655	$81
Purchase of treasury stock, at cost	—	—	—	(132)	—	(132)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21)	25	(4)	—
Stock-based compensation expense	—	—	53	—	—	53
Other	—	—	2	2	1	5
Dividends paid	—	—	—	—	(84)	(84)
Net income	—	—	—	—	171	171
Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(63)	—	(63)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	27	(3)	—
Stock-based compensation expense	—	—	60	1	—	61
Other	—	—	1	2	—	3
Dividends paid	—	—	—	—	(89)	(89)
Net income	—	—	—	—	91	91
Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
See accompanying notes.

F-8	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022

Cash flows from operating activities
Net income	$91	$171	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	43	41
Stock-based compensation	61	53	50
Deferred income taxes	(14)	(4)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(135)	(71)	(110)
Prepaid insurance and related assets	(18)	5	—
Other current assets	(8)	(15)	(5)
Other assets and ROU assets	25	23	2
Accounts payable	(1)	3	2
Payroll taxes and other payroll deductions payable	335	10	88
Accrued worksite employee payroll costs	171	46	104
Accrued health insurance costs	(27)	(7)	3
Accrued workers’ compensation costs	(17)	(10)	(10)
Accrued corporate payroll, commissions and other accrued liabilities	(2)	(45)	(5)
Income taxes payable/receivable	15	(4)	19
Total adjustments	429	27	168
Net cash provided by operating activities	520	198	347

Cash flows from investing activities
Marketable securities:
Purchases	(23)	(48)	(47)
Proceeds from maturities	23	38	45
Proceeds from dispositions	—	28	—
Property and equipment purchases	(38)	(40)	(30)
Net cash used in investing activities	(38)	(22)	(32)

Cash flows from financing activities
Purchase of treasury stock	(63)	(131)	(73)
Dividends paid	(89)	(84)	(77)
Client funds liability and other	(21)	60	9
Net cash used in financing activities	(173)	(155)	(141)
Net increase in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	309	21	174
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation beginning of year	1,035	1,014	840
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation end of year	$1,344	$1,035	$1,014
See accompanying notes.

F-9	2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2024	2023	2022

Supplemental cash flow information:
Income taxes, net	$33	$63	$57
Cash paid for interest	32	22	13
ROU assets obtained in exchange for lease obligations	29	22	10
See accompanying notes.

F-10	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies
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
Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing Solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management platform solution, the Insperity PremierTM platform.
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

F-11	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
represent unbilled accounts receivable of $810 million and $669 million at December 31, 2024 and December 31, 2023, respectively, and are included in accounts receivable, net on our Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income.
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022

Northeast	$1,801	$1,757	$1,625
Southeast	926	907	796
Central	1,195	1,170	1,045
Southwest	1,245	1,250	1,163
West	1,344	1,337	1,251
	6,511	6,421	5,880
Other revenue	70	65	59
Total revenue	$6,581	$6,486	$5,939
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022

Gross billings	$43,752	$43,141	$40,127
Less: WSEE payroll cost	37,171	36,655	34,188
Revenues	$6,581	$6,486	$5,939

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our WSEEs. Our direct costs associated with our revenue generating activities are primarily comprised of all other costs related to our WSEEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
Segment Reporting
ASC 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with our internal organizational structure as well as information about geographical areas and business segments. We use the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance.

F-12	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our CODM has been identified as our chief executive officer, who reviews results when making decisions about allocating resources and assessing performance, in addition to considering our geographical footprint, which is based in the United States, and the management of our business activities, which is done on a consolidated basis. Based on management’s assessment, we determined that we have only one operating segment and therefore one reportable segment, HR Solutions, as defined by ASC 280.
The HR Solutions segment derives revenue from customers by providing various human resource services through professional service contracts. The accounting policies of the HR Solutions segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on our Consolidated Balance Sheets as total assets, and the CODM assesses performance and decides how to allocate resources based on net income as reported on our Consolidated Statements of Income.
The CODM reviews revenues and expenses at the consolidated level as disclosed in our Consolidated Statements of Income and uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our HR Solutions segment or into other areas of the entity, such as for acquisitions or to pay dividends. Net income is also used to monitor budget versus actual results and in competitive analysis by benchmarking to our competitors. The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance and in establishing management’s compensation.
Since we have only one operating segment, we do not have intra-segment sales or transfers.
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
Cash, Cash Equivalents and Marketable Securities
We invest our excess cash in federal government and municipal-based money market funds. All highly liquid investments with original maturities of three months or less from date of purchase are classified as cash equivalents. Liquid investments with original maturities of greater than three months from the date of purchase are classified as marketable securities in current assets.
We account for marketable securities in accordance with ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2024 and 2023, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

F-13	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	December 31, 2024	December 31, 2023

Land	$6	$6
Buildings and improvements	225	217
Computer hardware and software	145	145
Software development costs	149	137
Furniture, fixtures and other	56	53
Property and equipment, gross	581	558
Accumulated depreciation and amortization	(389)	(361)
Property and equipment, net	$192	$197
The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life

Buildings and improvements	4	—	30	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	5	years
Furniture, fixtures and other	5	—	7	years
Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $13 million, $14 million and $13 million in amortization of capitalized software development costs in 2024, 2023 and 2022, respectively. Unamortized software development costs were $32 million and $33 million at December 31, 2024 and 2023, respectively.
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
Cloud Computing Arrangements
We incur costs to implement cloud computing arrangements that are hosted by third-party vendors. SaaS implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. The capitalized costs are recorded in our short-term and long-term other assets on our Consolidated Balance Sheets. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement, typically a one to five year period. We recognized $11 million, $6 million, and $2 million in amortization of SaaS implementation costs in 2024, 2023, and 2022, respectively. These costs are recorded in general and administrative expenses in our Consolidated Statements of Income. Unamortized SaaS implementation costs were $16 million and $24 million at December 31, 2024 and 2023, respectively.
Leases
We determine if an arrangement is a lease at inception of a contract in accordance with ASC 842, Leases, as well as the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates clarifying the lease guidance. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

F-14	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component related to our other operating facilities. Please read Note 11, “Leases,” for additional information.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2024, 2023 or 2022.
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
Approximately 86% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million (“Individual Claims Limit”). Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Income. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at December 31, 2024, and is included in deposits - health insurance as a long-term asset on our Consolidated Balance Sheets. As of December 31, 2024, Plan Costs were more than the net premiums paid and owed to United by $5 million. As this amount is less than the agreed-upon $9 million surplus maintenance level, the $14 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2024 were less than $1 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in 2024 included a decrease of $29 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in 2023 included a decrease of $13 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing Solutions has been provided through arrangements with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The

F-15	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the year ended December 31, 2024 and 2023, we reduced accrued workers’ compensation costs by $32 million and $33 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 4.3% in both 2024 and 2023) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in millions)	2024	2023

Beginning balance, January 1,	$220	$229
Accrued claims, net	65	61
Present value discount, net of accretion	(12)	(13)
Paid claims	(69)	(57)
Ending balance	$204	$220

Current portion of accrued claims	$69	$57
Long-term portion of accrued claims	135	163
Total accrued claims	$204	$220
The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at December 31, 2024 and 2023 includes $2 million and $3 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $240 million as of December 31, 2024 and $250 million as of December 31, 2023.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are primarily held as cash and money market funds (cash equivalents) and are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During 2024, we received $39 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits - workers’ compensation. At December 31, 2024, we had restricted cash of $69 million and deposits – workers’ compensation of $178 million, of which $241 million was held in trust bank accounts.

F-16	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2024, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees to be recognized in the income statement based on their fair values.
We generally make annual grants of unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, and grants of restricted stock units to our officers and certain other employees. Restricted stock unit grants to officers and other employees generally vest over a period of three years from the date of grant. Restricted stock units are valued based on the fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the requisite service period. Stock grants issued to non-employee directors are 100% vested on the grant date. All shares are issued out of treasury.
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
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2024, 2023, and 2022. Matching contributions under the Corporate Plan are immediately vested. During 2024, 2023 and 2022, we made matching contributions on behalf of corporate employees to the Corporate Plan of $19 million, $17 million, and $14 million, respectively, and are included in salaries, wages and payroll taxes in our Consolidated Statements of Income.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2024, 2023 and 2022, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $390 million, $375 million, and $329 million, respectively.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning

F-17	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
after December 15, 2024, with early adoption permitted. We are currently evaluating the guidance, but do not expect this ASU to materially impact our Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disaggregate key expense categories such as employee compensation and depreciation in their financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the guidance, but do not expect this ASU to materially impact our Consolidated Financial Statements.

2.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31, 2024			December 31, 2023
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$931	$—	$931	$611	$—	$611
Investment holdings	117	16	133	119	16	135
	1,048	16	1,064	730	16	746
Cash in demand accounts	27	—	27	27	—	27
Outstanding checks	(36)	—	(36)	(64)	—	(64)
Total	$1,039	$16	$1,055	$693	$16	$709
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at December 31, 2024 and December 31, 2023 included $830 million and $510 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $91 million and $28 million, respectively, in client prepayments. At December 31, 2024 included in our $830 million of funds associated with federal and state income tax withholdings was $440 million of funds we received in late December 2024 from the Internal Revenue Service related to employee retention tax credits claimed by our PEO clients under the COVID relief programs, that are expected to be distributed to clients in early 2025.

F-18	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits – Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in millions)	2024	2023	2022

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation
Cash and cash equivalents	$693	$733	$576
Restricted cash	57	50	47
Other current assets - funds held for clients(1)	87	35	32
Deposits – workers’ compensation	198	196	185
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation beginning of year	$1,035	$1,014	$840

Cash and cash equivalents	$1,039	$693	$733
Restricted cash	69	57	50
Other current assets - funds held for clients(1)	58	87	35
Deposits – workers’ compensation	178	198	196
Cash, cash equivalents, restricted cash, funds held for clients, and , and deposits – workers’ compensation end of year	$1,344	$1,035	$1,014
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
Payroll Taxes and Other Payroll Deductions Payable
As a co-employer, we generally assume responsibility for the withholding and remittance of federal and state payroll taxes and other payroll deductions with respect to wages and salaries paid to our WSEEs. As of December 31, 2024 and December 31, 2023, payroll taxes and other payroll deductions payable were $901 million and $566 million, respectively. The balance at December 31, 2024 includes $440 million of funds we received in late December 2024 from the Internal Revenue Service related to employee retention tax credits claimed by our PEO clients under the COVID relief programs, that are expected to be distributed to clients in early 2025.

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
•Level 3 - significant unobservable inputs

F-19	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	December 31, 2024			December 31, 2023
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$1,048	$1,048	$—	$730	$730	$—
U.S. Treasury bills	16	16	—	16	16	—
	1,064	1,064	—	746	746	—
Deposits - money market funds	241	241	—	22	22	—
Total	$1,305	$1,305	$—	$768	$768	$—
Please read Note 2. “Other Balance Sheet Information,” for additional information.

During 2024, we transferred $158 million of claim funds previously held with Chubb to a trust account and those funds were subsequently invested in money market funds. Both before and after the transfer, these funds were included in restricted cash and deposits - workers’ compensation on our Consolidated Balance Sheet.
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

December 31, 2024
U.S. Treasury bills	$16	$—	$—	$16

December 31, 2023
U.S. Treasury bills	$16	$—	$—	$16
As of December 31, 2024, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of December 31, 2024, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, “Long-Term Debt,” for additional information.

F-20	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in millions)	2024	2023

Trade, net	$9	$16
Unbilled	810	669
Other	10	9
Accounts receivable, net	$829	$694
Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1 million as of both December 31, 2024 and 2023. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our WSEEs and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Income. We generally require clients to pay invoices for service fees no later than the same day as the applicable payroll date. As such, we generally do not require collateral. Client prepayments directly attributable to accrued worksite employee payroll costs and unbilled revenues have been netted as we have the legal right of offset for these amounts. Unbilled accounts receivable consisted of the following:

	December 31,
(in millions)	2024	2023

Accrued worksite employee payroll cost	$730	$559
Unbilled revenues	171	138
Client prepayments	(91)	(28)
Unbilled accounts receivable	$810	$669

5.	Deposits and Prepaid Health Insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in millions)	2024	2023

Prepaid health insurance	$9	$9
Deposits — health insurance	8	8
Deposits — workers’ compensation	178	198
Deposits and prepaid health insurance	$195	$215
The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as deposits and prepaid health insurance in our Consolidated Balance Sheets. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs and workers’ compensation costs.

F-21	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At December 31, 2024, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $280 million.
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for 2024 was 7.1%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2024.

F-22	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in millions)	2024	2023

Deferred tax liabilities
Prepaid assets	$(4)	$(4)
Depreciation	(5)	(6)
Tenant improvements	(3)	(3)
Right-of-use leased assets	(19)	(17)
Intangibles	(3)	(3)
Total deferred tax liabilities	(34)	(33)

Deferred tax assets
Accrued incentive compensation	12	9
Workers’ compensation accruals	4	5
Accrued rent	2	2
Software development costs	13	4
Stock-based compensation	15	14
Operating lease liabilities	22	20
Other	1	—
Total deferred tax assets	69	54
Valuation allowance	(1)	(1)
Total net deferred tax assets	68	53
Net deferred tax assets	$34	$20

F-23	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022

Current income tax expense
Federal	$41	$49	$62
State	8	9	15
Total current income tax expense	49	58	77

Deferred income tax benefit
Federal	(11)	(3)	(9)
State	(3)	(1)	(2)
Total deferred income tax benefit	(14)	(4)	(11)
Total income tax expense	$35	$54	$66
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022

Expected income tax expense at 21%	$26	$47	$52
State income taxes, net of federal benefit	4	7	10
Nondeductible expenses	5	5	4
Equity compensation, net	1	(4)	1
Research and development credit	(1)	(1)	(1)
Reported total income tax expense	$35	$54	$66
At December 31, 2024, we had net operating loss carryforwards totaling $1 million that expire from 2026 to 2030 related to an acquisition that occurred in 2010.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, 2023 and 2022, we had no uncertain tax positions, and as a result, have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2021 through 2023 remain open to examination by the Internal Revenue Service of the United States. The tax years 2020 through 2023 remain open to examination by various state tax authorities.

8.	Stockholders' Equity
During 2024, we repurchased or withheld an aggregate of 697,177 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During 2024, 516,798 shares were repurchased under the Repurchase Program. As of December 31, 2024, we were authorized to repurchase an additional 1,452,764 shares under the Repurchase Program.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During 2023, we recorded the applicable excise tax in treasury stock of $1 million as part of the cost basis of stock repurchased and recorded a corresponding liability for the excise tax payable in other accrued liabilities in our Consolidated Balance Sheets.

F-24	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Withheld Shares
During 2024, we withheld 180,379 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2024	2023

First quarter	$0.57	$0.52
Second quarter	0.60	0.57
Third quarter	0.60	0.57
Fourth quarter	0.60	0.57
During 2024 and 2023, we declared and paid dividends totaling $89 million and $84 million, respectively.
Preferred Stock
At December 31, 2024, 20 million shares of preferred stock were authorized.

9.	Incentive Plans
The Insperity, Inc. Incentive Plan, as amended, (the “Incentive Plan”) provides for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, restricted stock units, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
The Incentive Plan is administered by the Compensation Committee of the Board (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plan is necessary only when required by applicable law or stock exchange rules. Assuming all outstanding performance-based awards are paid at maximum achievement of pre-established performance goals, at December 31, 2024, 1.4 million shares of common stock were available for future grants under the Incentive Plan.
We also maintain the LTIP under the Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2024, 2023 and 2022.
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

F-25	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
services offered by the Company and its subsidiaries and affiliates at the time of the employee’s retirement, including but not limited to PEO services, payroll services, retirement services or insurances services. For a termination following a qualifying retirement, time-based awards will continue to vest in the normal course. For a termination following a qualifying retirement, performance-based awards with completed or in-process performance periods are adjusted for achievement of the performance criteria, prorated through the date of termination and paid in the normal course, while performance-based awards for performance periods that have not started are forfeited. Stock-based compensation expense related to time-based and performance-based awards is accelerated over the requisite service period for employees who meet the requirements for continued vesting.
Stock-based compensation expense and other disclosures for stock-based awards follows:

	Year Ended December 31,
(in millions)	2024	2023	2022

Stock-based compensation expense recognized	$61	$53	$50
Income tax benefit realized from stock-based compensation expense	17	13	13
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
The following is a summary of time-based RSU award activity for 2024:

	Total Awards (in thousands)	Weighted Average Grant Date Fair Value

Non-vested — December 31, 2023	1,038	$106.98
Granted	630	98.86
Vested	(506)	101.80
Canceled	(28)	106.20
Non-vested — December 31, 2024	1,134	$104.96
Additional disclosures for time-based RSUs:

	Year Ended December 31,
	2024	2023	2022

Weighted average grant date fair value of awards granted	$98.86	$123.66	$90.06
Fair value of awards vested during the year (in millions)	49	59	30
As of December 31, 2024, unrecognized compensation expense associated with the unvested RSUs outstanding was $59 million and is expected to be recognized over a weighted average period of 22 months.
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

F-26	2024 Form 10-K

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
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2024:

	Number of Performance Units	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested — December 31, 2023	227	$105.92
Granted	91	97.70
Vested	(60)	98.44
Canceled	(65)	98.79
Non-vested — December 31, 2024	193	$106.79
The determination of achievement results and corresponding vesting of the 2021 LTIP awards occurred in February 2024 resulting in recipients receiving approximately 101,000 shares of common stock with a fair value of $10 million. As of December 31, 2024, we estimate that approximately 60,000, 36,000 and 91,000 shares will vest with less than $1 million, $1 million and $5 million in unamortized compensation expense related to the 2022, 2023 and 2024 LTIP grants, respectively, and is expected to be recognized over a weighted average period of 18 months.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount from the stock price at the end of the offering period. The ESPP is a non-compensatory plan under GAAP for stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 46,000, 39,000 and 36,000 shares were issued from treasury under the ESPP during fiscal years 2024, 2023 and 2022, respectively.

10.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based RSUs.
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Year Ended December 31,
(in millions)	2024	2023	2022

Net income	$91	$171	$179

Weighted average common shares outstanding	38	38	38
Incremental shares from assumed time-based and performance-based RSU awards	—	—	1
Adjusted weighted average common shares outstanding	38	38	39
An immaterial number of shares of time-based and performance-based RSU awards were excluded from the calculation of diluted earnings per share due to such shares being anti-dilutive during the years ended December 31, 2024 and 2023, respectively.

F-27	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Leases
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2024, 2023 and 2022 were $20 million, $19 million, and $19 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Income. During 2024, cash paid for amounts included in the measurement of operating lease liabilities was $24 million.
The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in millions)	Classification in Consolidated Balance Sheets	December 31, 2024

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$19
Long-term operating lease liabilities	Operating lease liabilities, net of current	66
Total operating lease liabilities		85
Less:
Landlord funded tenant improvements		13
Deferred rent		7
Operating lease ROU assets	Right-of-use leased assets	$65

Weighted average remaining lease term		5 years
Weighted average discount rate		5%
The following presents the maturity of our operating lease liabilities as of December 31, 2024:

(in millions)	Operating Leases

2025	$23
2026	20
2027	18
2028	13
2029	8
Thereafter	16
Total remaining obligation	98
Less imputed interest	13
Present value of lease liabilities	$85
As of December 31, 2024, we have additional operating leases that have not yet commenced of $22 million with lease terms between two and eight years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2024, future purchase and service obligations greater than $100,000 and one year were as follows:

F-28	2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)

2025	$60
2026	40
2027	31
2028	21
Total obligations	$152
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

F-29	2024 Form 10-K