Form 10-Q
period 2025-03-31
INSPERITY, INC.
filed 2025-04-29
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or
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
Yes ☐  No ☒

As of April 22, 2025, 37,626,529 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

Insperity | 2025 First Quarter Form 10-Q	4

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
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Insperity | 2025 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$551	$1,039
Restricted cash	74	69
Marketable securities	17	16
Accounts receivable, net	834	829
Prepaid insurance and related assets	56	25
Income taxes receivable	8	—
Funds held for clients and other current assets	114	107
Total current assets	1,654	2,085
Property and equipment, net of accumulated depreciation	186	192
Right-of-use (“ROU”) leased assets	67	65
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	171	178
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	10	34
Other assets	25	13
Total assets	$2,143	$2,597

Liabilities and stockholders' equity
Accounts payable	$8	$10
Payroll taxes and other payroll deductions payable	457	901
Accrued worksite employee payroll costs	718	730
Accrued health insurance costs	68	19
Accrued workers’ compensation costs	76	71
Accrued corporate payroll and commissions	49	82
Income taxes payable	—	18
Client funds liability and other accrued liabilities	90	99
Total current liabilities	1,466	1,930
Accrued workers’ compensation costs, net of current	122	135
Long-term debt	369	369
Operating lease liabilities, net of current	67	66
Total noncurrent liabilities	558	570
Commitments and contingencies
Common stock	1	1
Additional paid-in capital	209	222
Treasury stock, at cost	(855)	(864)
Retained earnings	764	738
Total stockholders' equity	119	97
Total liabilities and stockholders’ equity	$2,143	$2,597
See accompanying notes.

Insperity | 2025 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024

Revenues	$1,863	$1,802
Payroll taxes, benefits and workers’ compensation costs	1,553	1,457
Gross profit	310	345
Salaries, wages and payroll taxes	142	140
Stock-based compensation	11	10
Commissions	11	12
Advertising	7	7
General and administrative expenses	60	57
Depreciation and amortization	11	11
Total operating expenses	242	237
Operating income	68	108
Other income (expense):
Interest income	10	10
Interest expense	(6)	(7)
Income before income tax expense	72	111
Income tax expense	21	32
Net income	$51	$79

Net income per share of common stock
Basic	$1.37	$2.11
Diluted	$1.35	$2.08
See accompanying notes.

Insperity | 2025 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)	2025	2024

Cash flows from operating activities
Net income	$51	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	11
Stock-based compensation	11	10
Deferred income taxes	24	14
Changes in operating assets and liabilities:
Accounts receivable	(5)	(30)
Prepaid insurance and related assets	(31)	(30)
Other current assets	(16)	(27)
Other assets and ROU assets	(8)	5
Accounts payable	(2)	(5)
Payroll taxes and other payroll deductions payable	(444)	(77)
Accrued worksite employee payroll costs	(12)	63
Accrued health insurance costs	49	25
Accrued workers’ compensation costs	(8)	(4)
Accrued corporate payroll, commissions and other accrued liabilities	(37)	(15)
Income taxes payable/receivable	(26)	12
Total adjustments	(494)	(48)
Net cash provided by (used in) operating activities	(443)	31

Cash flows from investing activities
Marketable securities:
Purchases	(6)	(6)
Proceeds from maturities	6	6
Property and equipment purchases	(6)	(5)
Net cash used in investing activities	(6)	(5)

Cash flows from financing activities
Purchase of treasury stock	(19)	(23)
Dividends paid	(23)	(21)
Client funds liability and other	(7)	(39)
Net cash used in financing activities	(49)	(83)
Net decrease in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	(498)	(57)
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	1,344	1,035
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$846	$978

Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$6	$4
See accompanying notes.

Insperity | 2025 First Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2025 and 2024

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
Purchase of treasury stock, at cost	—	—	—	(19)	—	(19)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25)	27	(2)	—
Stock-based compensation expense	—	—	11	—	—	11
Other	—	—	1	1	—	2
Dividends paid	—	—	—	—	(23)	(23)
Net income	—	—	—	—	51	51
Balance at March 31, 2025	55	$1	$209	$(855)	$764	$119

Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(23)	—	(23)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	28	(4)	—
Stock-based compensation expense	—	—	10	—	—	10
Other	—	—	1	—	—	1
Dividends paid	—	—	—	—	(21)	(21)
Net income	—	—	—	—	79	79
Balance at March 31, 2024	55	$1	$172	$(826)	$793	$140
See accompanying notes.

Insperity | 2025 First Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2024. Our Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2025 and our Consolidated Statements of Income for the three month periods ended March 31, 2025 and 2024, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2025 and 2024 and our Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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
Approximately 83% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million (“Individual Claims Limit”). Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Income. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development

Insperity | 2025 First Quarter Form 10-Q	10

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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at March 31, 2025, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of March 31, 2025, Plan Costs were less than the net premiums paid and owed to United by $52 million, which is $43 million in excess of our agreed-upon $9 million surplus maintenance level. The $43 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheet at March 31, 2025. In addition, the premiums owed to United at March 31, 2025, were $64 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheet. Our benefits costs incurred in the 2025 period included an increase of $12 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in the first three months of 2024 included a decrease of $18 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2025 and 2024, we reduced accrued workers’ compensation costs by $7 million and $9 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 4.0% in the 2025 period and 4.5% in the 2024 period) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.

Insperity | 2025 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in millions)	2025	2024

Beginning balance, January 1,	$204	$220
Accrued claims, net	16	14
Present value discount, net of accretion	(3)	(3)
Paid claims	(21)	(16)
Ending balance	$196	$215

Current portion of accrued claims	$74	$60
Long-term portion of accrued claims	122	155
Total accrued claims	$196	$215
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2025 and 2024 includes $2 million and $4 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $234 million as of March 31, 2025 and $247 million as of March 31, 2024.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are primarily held as cash and money market funds (cash equivalents) and are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At March 31, 2025, we had restricted cash of $74 million and deposits – workers’ compensation of $171 million, of which $242 million was held in trust bank accounts.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $819 million and $810 million at March 31, 2025 and December 31, 2024, respectively, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income.

Insperity | 2025 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024	% Change

Northeast	$526	$509	3%
Southeast	257	246	4%
Central	335	324	3%
Southwest	347	340	2%
West	377	366	3%
	1,842	1,785	3%
Other revenue	21	17	24%
Total revenue	$1,863	$1,802	3%
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended March 31,
(in millions)	2025	2024

Gross billings	$12,144	$11,483
Less: WSEE payroll cost	10,281	9,681
Revenues	$1,863	$1,802
Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our WSEEs. Our direct costs associated with our revenue generating activities are primarily comprised of all other costs related to our WSEEs, such as the employer portion of payroll-related taxes, employee benefit plan costs and workers’ compensation insurance costs.
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
The accounting policies of the HR Solutions segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on our Condensed Consolidated Balance Sheets as total assets, and the chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on net income as reported on our Consolidated Statements of Income.
The CODM reviews revenues and expenses at the consolidated level as disclosed in our Consolidated Statements of Income and uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our HR Solutions segment or into other areas of the entity, such as for acquisitions or to pay dividends.

Insperity | 2025 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2025			December 31, 2024
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$452	$—	$452	$931	$—	$931
Investment holdings	116	17	133	117	16	133
	568	17	585	1,048	16	1,064
Cash in demand accounts	15	—	15	27	—	27
Outstanding checks	(32)	—	(32)	(36)	—	(36)
Total	$551	$17	$568	$1,039	$16	$1,055
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at March 31, 2025 and December 31, 2024 included $404 million and $830 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $40 million and $91 million, respectively, in client prepayments. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.

Insperity | 2025 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits - Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in millions)	2025	2024

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation
Cash and cash equivalents	$1,039	$693
Restricted cash	69	57
Other current assets – funds held for clients(1)	58	87
Deposits – workers’ compensation	178	198
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	$1,344	$1,035

Cash and cash equivalents	$551	$667
Restricted cash	74	61
Other current assets – funds held for clients(1)	50	46
Deposits – workers’ compensation	171	204
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$846	$978
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
•Level 3 - significant unobservable inputs

Insperity | 2025 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2025		December 31, 2024
(in millions)	Total	Level 1	Total	Level 1

Money market funds	$568	$568	$1,048	$1,048
U.S. Treasury bills	17	17	16	16
	585	585	1,064	1,064
Deposits - money market funds	242	242	241	241
Total	$827	$827	$1,305	$1,305
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
The following is a summary of our available-for-sale marketable securities:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2025
U.S. Treasury bills	$17	$—	$—	$17

December 31, 2024
U.S. Treasury bills	$16	$—	$—	$16
As of March 31, 2025, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2025, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At March 31, 2025, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $280 million.
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

Insperity | 2025 First Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the three month period ended March 31, 2025 was 6.2%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. Effective March 31, 2025, we amended the Facility to exclude dividends from the interest coverage ratio financial covenant. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2025.

6.	Stockholders' Equity
During the three months ended March 31, 2025, we repurchased or withheld an aggregate of 224,065 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2025, 45,000 shares were repurchased under the Repurchase Program. As of March 31, 2025, we were authorized to repurchase an additional 1,407,764 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2025, we withheld 179,065 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2025	2024

First quarter	$0.60	$0.57
During the three months ended March 31, 2025 and 2024, we declared and paid dividends totaling $23 million and $21 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based restricted stock units (“RSUs”).

Insperity | 2025 First Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended March 31,
(in millions)	2025	2024

Net income	$51	$79

Weighted average common shares outstanding	38	37
Incremental shares from assumed time-based and performance-based RSU awards	—	1
Adjusted weighted average common shares outstanding	38	38
An immaterial number of shares of time-based and performance-based RSU awards were excluded from the calculation of diluted earnings per share due to such shares being anti-dilutive during the three months ended March 31, 2025 and 2024, respectively.

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

Insperity | 2025 First Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
2025 Highlights
First Quarter 2025 Compared to First Quarter 2024
•Average number of WSEEs paid per month increased 1%
•Net income and diluted earnings per share (“EPS”) both decreased 35% to $51 million and $1.35, respectively
•Adjusted net income and adjusted EPS both decreased 31% to $59 million and $1.57, respectively
•Adjusted EBITDA decreased 28% to $102 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2025 First Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended March 31,
	2025	2024	% Change

Financial data:
Revenues	$1,863	$1,802	3%
Gross profit	310	345	(10)%
Operating expenses	242	237	2%
Operating income	68	108	(37)%
Other income (expense), net	4	3	33%
Net income	51	79	(35)%
Diluted EPS	1.35	2.08	(35)%

Non-GAAP financial measures(1):
Adjusted net income	$59	$86	(31)%
Adjusted EBITDA	102	142	(28)%
Adjusted EPS	1.57	2.27	(31)%

Average WSEEs paid	306,023	303,904	1%

Statistical data (per WSEE per month):
Revenues(2)	$2,029	$1,977	3%
Gross profit	338	378	(11)%
Operating expenses	264	260	2%
Operating income	74	118	(37)%
Net income	56	87	(36)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2025	2024
Gross billings	$13,228	$12,595
Less: WSEE payroll cost	11,199	10,618
Revenues	$2,029	$1,977

Insperity | 2025 First Quarter Form 10-Q	20

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
•During Q1 2025, average WSEEs paid increased 1% compared to Q1 2024. The number of WSEEs paid from new client sales and client retention increased compared with Q1 2024, while the net change in our client base decreased compared with Q1 2024.
Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2025 First Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Income and
Year-over-Year Growth Percentage
(in millions)

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

Insperity | 2025 First Quarter Form 10-Q	22

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

Insperity | 2025 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in millions)
First Quarter 2025 Compared to First Quarter 2024
Our revenues for Q1 2025 were $1.9 billion, an increase of 3%, primarily due to the following:
•Average WSEEs paid increased 1%.
•Revenues per WSEE per month increased 3%, or $52.
We provide our PEO HR Outsourcing Solutions to small and medium-sized businesses throughout the United States. Our PEO HR Outsourcing Solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in millions)
________________________________________________________
(1)The Southwest region includes Texas.

Insperity | 2025 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

We generally define the middle market sector as those companies with approximately 150 to 5,000 WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 4% during Q1 2025 compared to Q1 2024, representing approximately 26% and 25% of our total average paid WSEEs in Q1 2025 and Q1 2024, respectively.
Gross Profit
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our WSEEs, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.
Our gross profit per WSEE and operating results are significantly impacted by our ability to accurately estimate direct costs and our ability to incorporate changes in these costs into the gross billings charged to PEO HR Outsourcing Solutions clients, which are subject to pricing arrangements that are typically renewed annually. We use gross profit per WSEE per month as our principal measurement of relative performance at the gross profit level.

Insperity | 2025 First Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Year-over-Year Growth Percentage (in millions)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
First Quarter 2025 Compared to First Quarter 2024
Gross profit for Q1 2025 decreased 10% to $310 million compared to $345 million in Q1 2024. Gross profit per WSEE per month for Q1 2025 decreased $40 to $338 compared to $378 in Q1 2024 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $52 due to higher average pricing of 3%.
The net increase in direct costs between Q1 2025 and Q1 2024 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $32 million as discussed below. The $92 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:

Insperity | 2025 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Benefits costs
•The cost of group health insurance and related employee benefits increased $56 per WSEE per month and increased 8.4% on a cost per covered employee basis driven by an acceleration in inpatient, outpatient, and pharmacy costs and in the frequency of large claim activity in Q1 2025 as compared to Q1 2024.
•The percentage of WSEEs covered under our health insurance plans was 64% in both Q1 2025 and Q1 2024.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $12 million, or $13 per WSEE per month, in Q1 2025 compared to a decrease in costs of $18 million, or $20 per WSEE per month, in Q1 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 13%, or $2 per WSEE per month, in Q1 2025 compared to Q1 2024.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.24% in Q1 2025 compared to 0.22% in Q1 2024.
•Our continued discipline around our client selection, workplace safely and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $7 million, or 0.08% of non-bonus payroll costs in Q1 2025, compared to a reduction of $9 million, or 0.11% of non-bonus payroll costs in Q1 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 5% on a 6% increase in payroll costs, or $33 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 8% in both Q1 2025 and Q1 2024.
Operating Expenses
•Salaries, wages and payroll taxes — Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional cash incentive compensation.
•Stock-based compensation — Our stock-based compensation relates to the recognition of non-cash compensation expense over the requisite service period of time-based and performance-based awards.
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
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices

◦outside professional service fees related to legal, consulting and accounting services

◦administrative costs, such as postage, printing and supplies

◦employee travel and training expenses

Insperity | 2025 First Quarter Form 10-Q	27

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
First Quarter 2025 Compared to First Quarter 2024
The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,
				per WSEE
(in millions, except per WSEE)	2025	2024	% Change	2025	2024	% Change

Salaries	$142	$140	1%	$155	$154	1%
Stock-based compensation	11	10	10%	12	11	9%
Commissions	11	12	(8)%	12	13	(8)%
Advertising	7	7	—	8	8	—

General and administrative:
Amortization of SaaS implementation costs	2	3	(33)%	2	3	(33)%
Workday SaaS licensing and implementation expense	6	4	50%	7	4	75%
All other general and administrative	52	50	4%	56	55	2%
Total general and administrative	60	57	5%	65	62	5%
Depreciation and amortization	11	11	—	12	12	—
Total operating expenses	$242	$237	2%	$264	$260	2%
Operating expenses for Q1 2025 increased 2% to $242 million compared to $237 million in Q1 2024. Operating expenses per WSEE per month for Q1 2025 increased 2% to $264 compared to $260 in Q1 2024.
Income Tax Expense

	Three Months Ended March 31,
	2025	2024

Effective income tax rate	29%	29%
For the three months ended March 31, 2025, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first three months of 2025, we recognized additional income tax of $1 million related to the vesting of long-term incentive and restricted stock awards, primarily due to the vesting date price being below the grant date price.

Insperity | 2025 First Quarter Form 10-Q	28

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2025 First Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended March 31,
	2025		2024
		Per WSEE		Per WSEE

Payroll cost	$10,281	$11,199	$9,681	$10,618
Less: Bonus payroll cost	2,243	2,444	1,862	2,042
Non-bonus payroll cost	$8,038	$8,755	$7,819	$8,576
Payroll Cost % change period over period	6%	5%	—	1%
Non-bonus payroll cost % change period over period	3%	2%	2%	3%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	March 31, 2025	December 31, 2024

Cash, cash equivalents and marketable securities	$568	$1,055
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	404	830
Client prepayments	40	91
Adjusted cash, cash equivalents and marketable securities	$124	$134
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in millions, except per WSEE per month)	2025		2024
		Per WSEE		Per WSEE

Net income	$51	$56	$79	$87
Income tax expense	21	22	32	35
Interest expense	6	7	7	8
Amortization of SaaS implementation costs	2	2	3	3
Depreciation and amortization	11	12	11	12
EBITDA	91	99	132	145
Stock-based compensation	11	12	10	11
Adjusted EBITDA	$102	$111	$142	$156
Net income % change period over period	(35)%	(36)%	(17)%	(16)%
Adjusted EBITDA % change period over period	(28)%	(29)%	(7)%	(5)%

Insperity | 2025 First Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in millions)	2025	2024

Net income	$51	$79
Non-GAAP adjustments:
Stock-based compensation	11	10
Tax effect	(3)	(3)
Total non-GAAP adjustments, net	8	7
Adjusted net income	$59	$86
Net income % change period over period	(35)%	(17)%
Adjusted net income % change period over period	(31)%	(17)%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2025	2024

Diluted EPS	$1.35	$2.08
Non-GAAP adjustments:
Stock-based compensation	0.30	0.28
Tax effect	(0.08)	(0.09)
Total non-GAAP adjustments, net	0.22	0.19
Adjusted EPS	$1.57	$2.27
Diluted EPS % change period over period	(35)%	(15)%
Adjusted EPS % change period over period	(31)%	(15)%
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
We had $568 million in cash, cash equivalents and marketable securities at March 31, 2025, of which approximately $404 million was payable in April 2025 for withheld federal and state income taxes, employment taxes and other payroll deductions. Approximately $40 million represented client prepayments that were invoiced in April 2025. At March 31, 2025, we had working capital of $188 million compared to $155 million at December 31, 2024. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2025. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of March 31, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2025 First Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash used in operating activities in the first three months of 2025 was $443 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the three months ended March 31, 2025, the last business day of the reporting period was a Monday, client prepayments were $40 million and employment taxes and other deductions were $404 million. In the three months ended March 31, 2024, the last business day of the reporting period was a Friday, client prepayments were $34 million and employment taxes and other deductions were $443 million. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2025, Plan Costs were less than the net premiums paid and owed to United by $52 million, which is $43 million in excess of our agreed-upon $9 million surplus maintenance level. The $43 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheet at March 31, 2025. In addition, the premiums owed to United at March 31, 2025, were $64 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheet.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 31% to $59 million in the first three months of 2025, compared to $86 million in the first three months of 2024. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $6 million for the three months ended March 31, 2025, primarily due to property and equipment purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $49 million for the three months ended March 31, 2025. We paid $23 million in dividends and repurchased or withheld $19 million in stock. In addition, client funds liability and other financing activities decreased by $7 million.

Insperity | 2025 First Quarter Form 10-Q	32

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2025 First Quarter Form 10-Q	33

OTHER INFORMATION
PART II
Item 1. Legal Proceedings
Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2025 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2025 — 01/31/2025	18,927	$74.84	18,927	1,433,837
02/01/2025 — 02/28/2025	190,382	85.81	26,073	1,407,764
03/01/2025 — 03/31/2025	14,756	87.97	—	1,407,764
Total	224,065	$85.02	45,000
____________________________________
(1)During the three months ended March 31, 2025, 179,065 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of March 31, 2025, we were authorized to repurchase an additional 1,407,764 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the first quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Credit Agreement Amendment
On April 28, 2025, we entered into the Seventh Amendment to Amended and Restated Credit Agreement (the “Seventh Amendment”) with Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent, and certain financial institutions, as lenders. The Seventh Amendment is effective as of March 31, 2025 and amends the Company’s existing credit agreement, dated as of February 6, 2018 (as amended), to, among other things, (i) amend the definition of interest coverage ratio to exclude cash distributions, and (ii) subject to certain exceptions, provide that the Company will not declare or pay any distribution if a Special Unmatured Event of Default (as defined in the Seventh Amendment) exists at the time of declaring or paying such distribution or would occur immediately after giving effect to the declaration or payment of such distribution.
The foregoing summary is qualified in its entirety by reference to the Seventh Amendment, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated in this Item 5 by reference.

Insperity | 2025 First Quarter Form 10-Q	34

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
3.1		Amended and Restated Certificate of Incorporation of Insperity, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2024).
10.1	*	Seventh Amendment to the Amended and Restated Credit Agreement dated April 28, 2025.
10.2	*(+)	Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance Company entered into as of March 26, 2025.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________

*	Filed with this report.

**	Furnished with this report.

(+)	Certain portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) the type of information the Company treats as private or confidential.

Insperity | 2025 First Quarter Form 10-Q	35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: April 29, 2025	By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

Insperity | 2025 First Quarter Form 10-Q	36