Form 10-Q
period 2025-06-30
INSPERITY, INC.
filed 2025-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or
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
Yes ☐  No ☒

As of July 25, 2025, 37,673,681 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
•impact of inflation and changes in U.S. trade policy;
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

Insperity | 2025 Second Quarter Form 10-Q	4

FORWARD LOOKING STATEMENTS
•our liability or damage to our reputation relating to disclosure of sensitive or private information as a result of data theft, cyberattacks or security vulnerabilities;
•failure of third-party providers, such as financial institutions, data centers or cloud service providers;
•our ability to fully realize the anticipated benefits of our strategic partnership and complete the development of our joint solution with Workday, Inc.; and
•our ability to integrate or realize expected returns on future product offerings, including through acquisitions, strategic partnerships, and investments.
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

Insperity | 2025 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$441	$1,039
Restricted cash	76	69
Marketable securities	15	16
Accounts receivable, net	843	829
Prepaid insurance and related assets	41	25
Income taxes receivable	11	—
Funds held for clients and other current assets	90	107
Total current assets	1,517	2,085
Property and equipment, net of accumulated depreciation	182	192
Right-of-use (“ROU”) leased assets	66	65
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	174	178
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	22	34
Other assets	27	13
Total assets	$2,018	$2,597

Liabilities and stockholders' equity
Accounts payable	$6	$10
Payroll taxes and other payroll deductions payable	366	901
Accrued worksite employee payroll costs	716	730
Accrued health insurance costs	57	19
Accrued workers’ compensation costs	79	71
Accrued corporate payroll and commissions	52	82
Income taxes payable	—	18
Client funds liability and other accrued liabilities	81	99
Total current liabilities	1,357	1,930
Accrued workers’ compensation costs, net of current	113	135
Long-term debt	369	369
Operating lease liabilities, net of current	67	66
Total noncurrent liabilities	549	570
Common stock	1	1
Additional paid-in capital	228	222
Treasury stock, at cost	(853)	(864)
Retained earnings	736	738
Total stockholders' equity	112	97
Total liabilities and stockholders’ equity	$2,018	$2,597
See accompanying notes.

Insperity | 2025 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024

Revenues	$1,658	$1,605	$3,521	$3,407
Payroll taxes, benefits and workers’ compensation costs	1,435	1,345	2,988	2,802
Gross profit	223	260	533	605
Salaries, wages and payroll taxes	129	126	271	266
Stock-based compensation	20	20	31	30
Commissions	10	11	21	23
Advertising	11	12	18	19
General and administrative expenses	49	57	109	114
Depreciation and amortization	11	11	22	22
Total operating expenses	230	237	472	474
Operating income (loss)	(7)	23	61	131
Other income (expense):
Interest income	7	9	17	19
Interest expense	(6)	(7)	(12)	(14)
Income (loss) before income tax (benefit) expense	(6)	25	66	136
Income tax (benefit) expense	(1)	7	20	39
Net income (loss)	$(5)	$18	$46	$97

Net income (loss) per share of common stock
Basic	$(0.14)	$0.48	$1.22	$2.58
Diluted	$(0.14)	$0.48	$1.22	$2.56

See accompanying notes.

Insperity | 2025 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2025	2024

Cash flows from operating activities
Net income	$46	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	22
Stock-based compensation	31	30
Deferred income taxes	12	5
Changes in operating assets and liabilities:
Accounts receivable	(14)	(46)
Prepaid insurance and related assets	(16)	(27)
Other current assets	1	(11)
Other assets and ROU assets	(6)	11
Accounts payable	(4)	(4)
Payroll taxes and other payroll deductions payable	(535)	(62)
Accrued worksite employee payroll costs	(14)	68
Accrued health insurance costs	38	(4)
Accrued workers’ compensation costs	(14)	(10)
Accrued corporate payroll, commissions and other accrued liabilities	(40)	(20)
Income taxes payable/receivable	(29)	2
Total adjustments	(568)	(46)
Net cash provided by (used in) operating activities	(522)	51

Cash flows from investing activities
Marketable securities:
Purchases	(10)	(12)
Proceeds from maturities	12	12
Property and equipment purchases	(13)	(11)
Net cash used in investing activities	(11)	(11)

Cash flows from financing activities
Purchase of treasury stock	(19)	(37)
Dividends paid	(45)	(44)
Client funds liability and other	(14)	(46)
Net cash used in financing activities	(78)	(127)
Net decrease in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	(611)	(87)
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	1,344	1,035
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$733	$948

Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$10	$7
See accompanying notes.

Insperity | 2025 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2025 and 2024

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
Purchase of treasury stock, at cost	—	—	—	(19)	—	(19)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25)	28	(3)	—
Stock-based compensation expense	—	—	30	1	—	31
Other	—	—	1	1	—	2
Dividends paid	—	—	—	—	(45)	(45)
Net income	—	—	—	—	46	46
Balance at June 30, 2025	55	$1	$228	$(853)	$736	$112

Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(37)	—	(37)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	28	(4)	—
Stock-based compensation expense	—	—	29	1	—	30
Other	—	—	1	1	—	2
Dividends paid	—	—	—	—	(44)	(44)
Net income	—	—	—	—	97	97
Balance at June 30, 2024	55	$1	$191	$(838)	$788	$142

Insperity | 2025 Second Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended June 30, 2025 and 2024

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at March 31, 2025	55	$1	$209	$(855)	$764	$119
Issuance of equity-based incentive awards and dividend equivalents	—	—	—	1	(1)	—
Stock-based compensation expense	—	—	19	1	—	20
Dividends paid	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	(5)	(5)
Balance at June 30, 2025	55	$1	$228	$(853)	$736	$112

Balance at March 31, 2024	55	$1	$172	$(826)	$793	$140
Purchase of treasury stock, at cost	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	19	1	—	20
Other	—	—	—	1	—	1
Dividends paid	—	—	—	—	(23)	(23)
Net income	—	—	—	—	18	18
Balance at June 30, 2024	55	$1	$191	$(838)	$788	$142
See accompanying notes.

Insperity | 2025 Second Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as our Insperity® HR360 solution (formerly our Workforce Optimization® solution) and Insperity® HR360 Select Edition (formerly our Workforce SynchronizationTM solution) (together, our “PEO HR Solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
In addition to our PEO HR Solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Insperity HRCore™ solution (formerly our Workforce Acceleration™ solution), which we refer to as our “Traditional HR Solution”. We also offer a number of other business performance solutions, including Recruiting Services, Employment Screening, Retirement Services, and Insurance Services. These other products or services are offered separately or with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2024. Our Condensed Consolidated Balance Sheets at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheets at June 30, 2025 and our Consolidated Statements of Income for the three and six month periods ended June 30, 2025 and 2024, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2025 and 2024 and our Consolidated Statements of Stockholders' Equity for each of the three and six month periods ended June 30, 2025 and 2024, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies
Health Insurance Costs
We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Solutions and our corporate employees and utilizes a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Harvard Pilgrim Health Care, formerly known as Tufts, all of which provide fully insured policies or service contracts.
Approximately 84% of our costs related to health insurance coverage are incurred under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million (“Individual Claims Limit”). Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Income. The estimated incurred but not reported claims are based upon: (1) the

Insperity | 2025 Second Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at June 30, 2025, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of June 30, 2025, Plan Costs were less than the net premiums paid and owed to United by $35 million, which is $26 million in excess of our agreed-upon $9 million surplus maintenance level. The $26 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheets at June 30, 2025. In addition, the premiums owed to United at June 30, 2025, were $53 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2025 included an increase of $11 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in the first six months of 2024 included a decrease of $26 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Solutions has been provided through arrangements with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2025 and 2024, we reduced accrued workers’ compensation costs by $14 million and $17 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 4.0% in the 2025 period and 4.5% in the 2024 period) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.

Insperity | 2025 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in millions)	2025	2024

Beginning balance, January 1,	$204	$220
Accrued claims, net	32	31
Present value discount, net of accretion	(6)	(7)
Paid claims	(41)	(33)
Ending balance	$189	$211

Current portion of accrued claims	$76	$65
Long-term portion of accrued claims	113	146
Total accrued claims	$189	$211
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at June 30, 2025 and 2024 includes $3 million and $2 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $228 million as of June 30, 2025 and $244 million as of June 30, 2024.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are primarily held as cash and money market funds (cash equivalents) and are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At June 30, 2025, we had restricted cash of $76 million and deposits – workers’ compensation of $174 million, of which $243 million was held in trust bank accounts.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $829 million and $810 million at June 30, 2025 and December 31, 2024, respectively, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income.

Insperity | 2025 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change

Northeast	$452	$437	3%	$978	$946	3%
Southeast	238	225	6%	495	471	5%
Central	301	292	3%	636	616	3%
Southwest	311	304	2%	658	644	2%
West	339	329	3%	716	695	3%
	1,641	1,587	3%	3,483	3,372	3%
Other revenue	17	18	(6)%	38	35	9%
Total revenue	$1,658	$1,605	3%	$3,521	$3,407	3%
Our PEO HR Solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs; and (2) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of the markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite.
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Gross billings	$10,558	$10,361	$22,702	$21,844
Less: WSEE payroll cost	8,900	8,756	19,181	18,437
Revenues	$1,658	$1,605	$3,521	$3,407
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

Insperity | 2025 Second Quarter Form 10-Q	14

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
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2025			December 31, 2024
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$386	$—	$386	$931	$—	$931
Investment holdings	55	15	70	117	16	133
	441	15	456	1,048	16	1,064
Cash in demand accounts	22	—	22	27	—	27
Outstanding checks	(22)	—	(22)	(36)	—	(36)
Total	$441	$15	$456	$1,039	$16	$1,055
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at June 30, 2025 and December 31, 2024 included $316 million and $830 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $26 million and $91 million, respectively, in client prepayments. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits - Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in millions)	2025	2024

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation
Cash and cash equivalents	$1,039	$693
Restricted cash	69	57
Other current assets – funds held for clients(1)	58	87
Deposits – workers’ compensation	178	198
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	$1,344	$1,035

Cash and cash equivalents	$441	$676
Restricted cash	76	64
Other current assets – funds held for clients(1)	42	38
Deposits – workers’ compensation	174	170
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$733	$948

Insperity | 2025 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ____________________________________
(1)Funds held for clients represent amounts held on behalf of our Traditional HR Solution customers that are restricted for the purpose of satisfying obligations to remit funds to clients’ employees and various tax authorities.
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
•Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	June 30, 2025		December 31, 2024
(in millions)	Total	Level 1	Total	Level 1

Money market funds	$441	$441	$1,048	$1,048
U.S. Treasury bills	15	15	16	16
	456	456	1,064	1,064
Deposits - money market funds	243	243	241	241
Total	$699	$699	$1,305	$1,305
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
The following is a summary of our available-for-sale marketable securities:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2025
U.S. Treasury bills	$15	$—	$—	$15

December 31, 2024
U.S. Treasury bills	$16	$—	$—	$16
As of June 30, 2025, the contractual maturities of all marketable securities in our portfolio were less than one year.

Insperity | 2025 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of June 30, 2025, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At June 30, 2025, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $280 million.
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the six month period ended June 30, 2025 was 6.2%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. Effective March 31, 2025, we amended the Facility to exclude dividends from the interest coverage ratio financial covenant. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2025.

6.	Stockholders' Equity
During the six months ended June 30, 2025, we repurchased or withheld an aggregate of 224,867 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2025, 45,000 shares were repurchased under the Repurchase Program. As of June 30, 2025, we were authorized to repurchase an additional 1,407,764 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2025, we withheld 179,867 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.

Insperity | 2025 Second Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2025	2024

First quarter	$0.60	$0.57
Second quarter	0.60	0.60
During the six months ended June 30, 2025 and 2024, we declared and paid dividends totaling $45 million and $44 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based restricted stock units (“RSUs”).
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Net income (loss)	$(5)	$18	$46	$97

Weighted average common shares outstanding	38	38	38	38
Adjusted weighted average common shares outstanding	38	38	38	38

Potentially dilutive securities not included in weighted average shares calculation due to anti-dilutive effect	1	—	1	—

8.	Commitments and Contingencies
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

9.	Subsequent Events
On July 1, 2025, we granted at-risk performance-based stock units (“PSUs”) under the Insperity, Inc. Incentive Plan to our Chairman of the Board and Chief Executive Officer and to our President and Chief Operating Officer. These PSUs are market-based awards and vest at the end of a five-year period assuming continued employment and achievement of specified stock price targets for a sustained period. The fair value of the PSUs was determined through the use of the Monte Carlo simulation method. The compensation expense for the PSUs will be recognized on a straight-line basis over the vesting term beginning in the third quarter of 2025.
On July 4, 2025, H.R.1, which is known as the “One Big Beautiful Bill Act,” was signed into federal law. This law includes significant changes to federal tax law and other regulatory provisions that may impact us. ASC 740, “Income Taxes”, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the

Insperity | 2025 Second Quarter Form 10-Q	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
legislation is enacted. We are currently evaluating the provisions of H.R.1 and the potential effects on our financial position, results of operations, and cash flows. As of the date of these financial statements, we have not completed our assessment, and therefore no adjustments have been made. Additional disclosures of any material impact will be provided in future periods as the effect of the legislation is determined.

Insperity | 2025 Second Quarter Form 10-Q	19

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
Executive Summary
Overview
Insperity, Inc. (“Insperity,” “we,” “our,” and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as our Insperity® HR360 solution (formerly our Workforce Optimization® solution) and Insperity® HR360 Select Edition (formerly our Workforce SynchronizationTM solution) (together, our “PEO HR Solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
2025 Highlights
Second Quarter 2025 Compared to Second Quarter 2024
•Average number of WSEEs paid per month increased 1%
•Net income (loss) and diluted earnings per share (“EPS”) decreased 128% and 129% to $(5) million and $(0.14), respectively
•Adjusted net income and adjusted EPS both decreased 70% to $10 million and $0.26, respectively
•Adjusted EBITDA decreased 52% to $32 million
First Six Months 2025 Compared to First Six Months 2024
•Average number of WSEEs paid per month increased 1%
•Net income and diluted EPS decreased 53% and 52% to $46 million and $1.22, respectively
•Adjusted net income and adjusted EPS both decreased 42% to $69 million and $1.83, respectively
•Adjusted EBITDA decreased 36% to $134 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2025 Second Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

Financial data:
Revenues	$1,658	$1,605	3%	$3,521	$3,407	3%
Gross profit	223	260	(14)%	533	605	(12)%
Operating expenses	230	237	(3)%	472	474	—
Operating income (loss)	(7)	23	(130)%	61	131	(53)%
Other income (expense), net	1	2	(50)%	5	5	—
Net income (loss)	(5)	18	(128)%	46	97	(53)%
Diluted EPS	(0.14)	0.48	(129)%	1.22	2.56	(52)%

Non-GAAP financial measures(1):
Adjusted net income	$10	$33	(70)%	$69	$119	(42)%
Adjusted EBITDA	32	66	(52)%	134	208	(36)%
Adjusted EPS	0.26	0.86	(70)%	1.83	3.13	(42)%

Average WSEEs paid	309,115	306,958	1%	307,569	305,431	1%

Statistical data (per WSEE per month):
Revenues(2)	$1,788	$1,743	3%	$1,908	$1,859	3%
Gross profit	240	282	(15)%	289	330	(12)%
Operating expenses	248	257	(4)%	256	259	(1)%
Operating income (loss)	(8)	25	(132)%	33	71	(54)%
Net income (loss)	(5)	20	(125)%	25	53	(53)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2025	2024	2025	2024
Gross billings	$11,385	$11,251	$12,302	$11,920
Less: WSEE payroll cost	9,597	9,508	10,394	10,061
Revenues	$1,788	$1,743	$1,908	$1,859

Insperity | 2025 Second Quarter Form 10-Q	21

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
•During Q2 2025, average WSEEs paid increased 1% compared to Q2 2024. The number of WSEEs paid from new client sales and the net change in our client base increased compared with Q2 2024, while client retention remained consistent with Q2 2024.
•During the first six months of 2025 (“YTD 2025”), average WSEEs paid increased 1% compared to the first six months of 2024 (“YTD 2024”). The number of WSEEs paid from new client sales, client retention, and the net change in our client base increased when compared to YTD 2024.
Average WSEEs Paid and
Year-over-Year Growth Percentage

309,115
1%
306,958
(1)%
307,569
1%
305,431
(1)%
Q2 2025
Q2 2024
YTD 2025
YTD 2024

Insperity | 2025 Second Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Income (Loss) and
Year-over-Year Growth Percentage
(in millions)

$97
$46
$18
50%
(53)%
(9)%
(128)%
$(5)
Q2 2025
Q2 2024
YTD 2025
YTD 2024

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

$208
$134
$66
$32
(52)%
29%
(36)%
2%
Q2 2025
Q2 2024
YTD 2025
YTD 2024

Insperity | 2025 Second Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EPS and Year-over-Year Growth Percentage (amounts per share)

$2.56
$1.22
$0.48
45%
(52)%
(8)%
(129)%
$(0.14)
Q2 2025
Q2 2024
YTD 2025
YTD 2024

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)

$3.13
$1.83
$0.86
$0.26
(70)%
34%
(42)%
(5)%
Q2 2025
Q2 2024
YTD 2025
YTD 2024

Insperity | 2025 Second Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues
Our PEO HR Solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs and (2) a monthly markup component.
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
Revenue and
Year-over-Year Growth Percentage
(in millions)
Second Quarter 2025 Compared to Second Quarter 2024
Our revenues for Q2 2025 were $1.7 billion, an increase of 3%, primarily due to the following:
•Average WSEEs paid increased 1%.
•Revenues per WSEE per month increased 3%, or $45.
First Six Months 2025 Compared to First Six Months 2024
Our revenues for YTD 2025 were $3.5 billion, an increase of 3%, primarily due to the following:
•Average WSEEs paid increased 1%.
•Revenues per WSEE per month increased 3%, or $49.
We provide our PEO HR Solutions to small and medium-sized businesses throughout the United States. Our PEO HR Solutions revenue distribution by region follows:
PEO HR Solutions Revenue by Region

Insperity | 2025 Second Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Solutions revenue in our significant markets includes the following:
Significant Markets

We generally define the middle market sector as those companies with approximately 150 to 5,000 WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 3% during YTD 2025 compared to YTD 2024, representing approximately 26% and 25% of our total average paid WSEEs in YTD 2025 and YTD 2024, respectively.

Insperity | 2025 Second Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profit
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our WSEEs, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.
Our gross profit per WSEE and operating results are significantly impacted by our ability to accurately estimate direct costs and our ability to incorporate changes in these costs into the gross billings charged to PEO HR Solutions clients, which are subject to pricing arrangements that are typically renewed annually. We use gross profit per WSEE per month as our principal measurement of relative performance at the gross profit level.

Gross Profit and Year-over-Year Growth Percentage (in millions)

Insperity | 2025 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
Second Quarter 2025 Compared to Second Quarter 2024
Gross profit for Q2 2025 decreased 14% to $223 million compared to $260 million in Q2 2024. Gross profit per WSEE per month for Q2 2025 decreased $42 to $240 compared to $282 in Q2 2024 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $45 due to higher average pricing of 3%.
The net increase in direct costs between Q2 2025 and Q2 2024 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $24 million as discussed below. The $87 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $65 per WSEE per month and increased 9.6% on a cost per covered employee basis driven by continued elevated pharmacy trends and frequency of large claim activity in Q2 2025 as compared to Q2 2024.
•The percentage of WSEEs covered under our health insurance plans was 63% in Q2 2025 compared to 64% in Q2 2024.
•Reported results include changes in estimated claims run-off related to prior periods, which did not impact costs in Q2 2025 compared to a decrease in costs of $25 million, or $27 per WSEE per month, in Q2 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 4%, or $1 per WSEE per month, in Q2 2025 compared to Q2 2024.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.23% in both Q2 2025 and Q2 2024.
•Our continued discipline around our client selection, workplace safely and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’

Insperity | 2025 Second Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
compensation costs of $8 million, or 0.09% of non-bonus payroll costs in Q2 2025, compared to a reduction of $7 million, or 0.09% of non-bonus payroll costs in Q2 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 4% on a 2% increase in payroll costs, or $21 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 7% in both Q2 2025 and Q2 2024.
First Six Months 2025 Compared to First Six Months 2024
Gross profit for YTD 2025 decreased 12% to $533 million compared to $605 million in YTD 2024. Gross profit per WSEE per month for YTD 2025 decreased $41 to $289 compared to $330 in YTD 2024 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $49 due to higher average pricing of 3%.
The net increase in direct costs between YTD 2025 and YTD 2024 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $40 million as discussed below. The $90 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $60 per WSEE per month, or 9.0% on a cost per covered employee basis driven by continued elevated inpatient, outpatient, and pharmacy trends and frequency of large claim activity in YTD 2025 as compared to YTD 2024.
•The percentage of WSEEs covered under our health insurance plans was 63% in YTD 2025 compared to 64% in YTD 2024.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $11 million, or $6 per WSEE per month, in YTD 2025 compared to a decrease in costs of $26 million, or $14 per WSEE per month, in YTD 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 8%, or $1 per WSEE per month, in YTD 2025 compared to YTD 2024.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.24% in YTD 2025 and 0.23% in YTD 2024.
•Our continued discipline around our client selection, workplace safely and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $14 million, or 0.09% of non-bonus payroll costs, in YTD 2025 compared to a reduction of $17 million, or 0.11% of non-bonus payroll costs, in YTD 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers' Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 4% on a 4% increase in payroll costs, or $27 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 7% in both YTD 2025 and YTD 2024.

Insperity | 2025 Second Quarter Form 10-Q	29

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

◦outside professional service fees related to legal, consulting and accounting services

◦administrative costs, such as postage, printing and supplies

◦employee travel and training expenses

◦facility costs, including repairs and maintenance

◦technology costs, including software-as-a-service (“SaaS”) subscription costs, amortization of SaaS implementation costs and third-party costs related to our strategic partnership with Workday, Inc.
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development, and technology infrastructure.

Insperity | 2025 Second Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2025 Compared to Second Quarter 2024
The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,
				per WSEE
(in millions, except per WSEE)	2025	2024	% Change	2025	2024	% Change

Salaries	$129	$126	2%	$139	$137	1%
Stock-based compensation	20	20	—	22	22	—
Commissions	10	11	(9)%	11	12	(8)%
Advertising	11	12	(8)%	12	13	(8)%

General and administrative:
Amortization of SaaS implementation costs	1	3	(67)%	1	3	(67)%
Workday SaaS licensing and implementation expense	7	8	(13)%	8	9	(11)%
All other general and administrative	41	46	(11)%	43	49	(12)%
Total general and administrative	49	57	(14)%	52	61	(15)%
Depreciation and amortization	11	11	—	12	12	—
Total operating expenses	$230	$237	(3)%	$248	$257	(4)%
Operating expenses for Q2 2025 decreased 3% to $230 million compared to $237 million in Q2 2024. Operating expenses per WSEE per month for Q2 2025 decreased 4% to $248 compared to $257 in Q2 2024.
•General and administrative expenses for Q2 2025 decreased 14% to $49 million, or $9 per WSEE per month, compared to Q2 2024. The decrease was primarily due to decreased professional services fees, travel and training expenses, and amortization of SaaS implementation costs, partially offset by increases in software licensing and maintenance costs.
First Six Months 2025 Compared to First Six Months 2024
The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,
				per WSEE
(in millions, except per WSEE)	2025	2024	% Change	2025	2024	% Change

Salaries	$271	$266	2%	$147	$145	1%
Stock-based compensation	31	30	3%	17	16	6%
Commissions	21	23	(9)%	11	13	(15)%
Advertising	18	19	(5)%	10	10	—
General and administrative:
Amortization of SaaS implementation costs	3	6	(50)%	2	3	(33)%
Workday SaaS licensing and implementation expense	13	12	8	7	7	—
All other general and administrative	93	96	(3)%	50	53	(6)%
Total general and administrative	109	114	(4)%	59	63	(6)%
Depreciation and amortization	22	22	—	12	12	—
Total operating expenses	$472	$474	—	$256	$259	(1)%
Operating expenses for YTD 2025 decreased to $472 million compared to $474 million in YTD 2024. Operating expenses per WSEE per month for YTD 2025 decreased 1% to $256 compared to $259 in YTD 2024.

Insperity | 2025 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
Interest income decreased $2 million in YTD 2025 compared to YTD 2024 due to interest rate decreases on overnight, investment and deposit holdings.
Interest expense decreased $2 million in YTD 2025 compared to YTD 2024 due to decreases in interest rates charged on borrowings under our credit facility.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Effective income tax rate	17%	28%	30%	29%
For the six months ended June 30, 2025, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first six months of 2025 we recognized a $1 million income tax expense related to the vesting of long-term incentive and restricted stock awards. During the first six months of 2024 we did not recognize an income tax benefit or expense related to the vesting of long-term incentive and restricted stock awards.
On July 4, 2025, H.R.1, which is known as the “One Big Beautiful Bill Act,” was signed into federal law. This law includes significant changes to federal tax law and other regulatory provisions that may impact us. ASC 740, “Income Taxes”, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We are currently evaluating the provisions of H.R.1 and the potential effects on our financial position, results of operations, and cash flows. As of the date of these financial statements, we have not completed our assessment, and therefore no adjustments have been made. Additional disclosures of any material impact will be provided in future periods as the effect of the legislation is determined.

Insperity | 2025 Second Quarter Form 10-Q	32

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2025 Second Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$8,900	$9,597	$8,756	$9,508	$19,181	$10,394	$18,437	$10,061
Less: Bonus payroll cost	705	760	845	917	2,948	1,598	2,707	1,478
Non-bonus payroll cost	$8,195	$8,837	$7,911	$8,591	$16,233	$8,796	$15,730	$8,583
Payroll cost % change period over period	2%	1%	1%	3%	4%	3%	1%	2%
Non-bonus payroll cost % change period over period	4%	3%	1%	2%	3%	2%	1%	2%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	June 30, 2025	December 31, 2024

Cash, cash equivalents and marketable securities	$456	$1,055
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	316	830
Client prepayments	26	91
Adjusted cash, cash equivalents and marketable securities	$114	$134

Insperity | 2025 Second Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (loss) (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per WSEE per month)	2025		2024		2025		2024
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income (loss)	$(5)	$(5)	$18	$20	$46	$25	$97	$53
Income tax (benefit) expense	(1)	(1)	7	7	20	10	39	22
Interest expense	6	6	7	8	12	7	14	8
Amortization of SaaS implementation costs	1	1	3	3	3	2	6	3
Depreciation and amortization	11	12	11	12	22	12	22	12
EBITDA	12	13	46	50	103	56	178	98
Stock-based compensation	20	22	20	22	31	17	30	16
Adjusted EBITDA	$32	$35	$66	$72	$134	$73	$208	$114
Net income (loss) % change period over period	(128)%	(125)%	50%	43%	(53)%	(53)%	(9)%	(9)%
Adjusted EBITDA % change period over period	(52)%	(51)%	29%	33%	(36)%	(36)%	2%	4%
Following is a reconciliation of net income (loss) (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024

Net income (loss)	$(5)	$18	$46	$97
Non-GAAP adjustments:
Stock-based compensation	20	20	31	30
Tax effect	(5)	(5)	(8)	(8)
Total non-GAAP adjustments, net	15	15	23	22
Adjusted net income	$10	$33	$69	$119
Net income (loss) % change period over period	(128)%	50%	(53)%	(9)%
Adjusted net income % change period over period	(70)%	32%	(42)%	(7)%

Insperity | 2025 Second Quarter Form 10-Q	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2025	2024	2025	2024

Diluted EPS	$(0.14)	$0.48	$1.22	$2.56
Non-GAAP adjustments:
Stock-based compensation	0.52	0.53	0.81	0.80
Tax effect	(0.12)	(0.15)	(0.20)	(0.23)
Total non-GAAP adjustments, net	0.40	0.38	0.61	0.57
Adjusted EPS	$0.26	$0.86	$1.83	$3.13
Diluted EPS % change period over period	(129)%	45%	(52)%	(8)%
Adjusted EPS % change period over period	(70)%	34%	(42)%	(5)%
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
We had $456 million in cash, cash equivalents and marketable securities at June 30, 2025, of which approximately $316 million was payable in July 2025 for withheld federal and state income taxes, employment taxes and other payroll deductions. Approximately $26 million represented client prepayments that were invoiced in July 2025. At June 30, 2025, we had working capital of $160 million compared to $155 million at December 31, 2024. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2025. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of June 30, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash used in operating activities in the first six months of 2025 was $522 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the six months ended June 30, 2025, the last business day of the reporting period was a Monday, client prepayments were $26 million and employment taxes and other deductions were $316 million. In the six months ended June 30, 2024, the last business day of the reporting period was a Friday, client prepayments were $22 million and employment taxes and other deductions were $459 million. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.

Insperity | 2025 Second Quarter Form 10-Q	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2025, Plan Costs were less than the net premiums paid and owed to United by $35 million, which is $26 million in excess of our agreed-upon $9 million surplus maintenance level. The $26 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheets at June 30, 2025. In addition, the premiums owed to United at June 30, 2025, were $53 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 42% to $69 million in the first six months of 2025, compared to $119 million in the first six months of 2024. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $11 million for the six months ended June 30, 2025, primarily due to property and equipment purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $78 million for the six months ended June 30, 2025. We paid $45 million in dividends and repurchased or withheld $19 million in stock. In addition, client funds liability and other financing activities decreased by $14 million.

Insperity | 2025 Second Quarter Form 10-Q	37

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2025 Second Quarter Form 10-Q	38

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2025 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2025 — 04/30/2025	548	$84.65	—	1,407,764
05/01/2025 — 05/31/2025	254	66.79	—	1,407,764
06/01/2025 — 06/30/2025	—	—	—	1,407,764
Total	802	$78.99	—
____________________________________
(1)During the three months ended June 30, 2025, 802 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of June 30, 2025, we were authorized to repurchase an additional 1,407,764 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the second quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Insperity | 2025 Second Quarter Form 10-Q	39

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1		Seventh Amendment to the Amended and Restated Credit Agreement dated April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on April 29, 2025).
10.2		Form of Officer Special Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2025).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________

*	Filed with this report.

**	Furnished with this report.

Insperity | 2025 Second Quarter Form 10-Q	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: August 1, 2025	By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

Insperity | 2025 Second Quarter Form 10-Q	41