Form 10-Q
period 2025-09-30
INSPERITY, INC.
filed 2025-11-04
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or
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
NYSE Texas
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
Yes ☐  No ☒

As of October 27, 2025, 37,704,152 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “forecasts,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; including our strategic partnership with Workday, Inc.; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base these forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
•adverse economic conditions;
•failure to comply with or meet client expectations regarding certain COVID-19 relief programs, including the federal employee retention tax credit program;
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
•an adverse final judgment or settlement of claims against Insperity;

Insperity | 2025 Third Quarter Form 10-Q	4

FORWARD LOOKING STATEMENTS
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
•our ability to fully realize the anticipated benefits of our strategic partnership and joint solution with Workday, Inc.; and
•our ability to integrate or realize expected returns on future product offerings, including through acquisitions, strategic partnerships, and investments.
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

Insperity | 2025 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

(in millions)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$422	$1,039
Restricted cash	79	69
Marketable securities	18	16
Accounts receivable, net	894	829
Prepaid insurance and related assets	17	25
Income taxes receivable	35	—
Funds held for clients and other current assets	89	107
Total current assets	1,554	2,085
Property and equipment, net of accumulated depreciation	180	192
Right-of-use (“ROU”) leased assets	65	65
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	147	178
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	3	34
Other assets	33	13
Total assets	$2,012	$2,597

Liabilities and stockholders' equity
Accounts payable	$8	$10
Payroll taxes and other payroll deductions payable	334	901
Accrued worksite employee payroll costs	774	730
Accrued health insurance costs	31	19
Accrued workers’ compensation costs	81	71
Accrued corporate payroll and commissions	74	82
Income taxes payable	—	18
Client funds liability and other accrued liabilities	80	99
Total current liabilities	1,382	1,930
Accrued workers’ compensation costs, net of current	107	135
Long-term debt	369	369
Operating lease liabilities, net of current	67	66
Total noncurrent liabilities	543	570
Common stock	1	1
Additional paid-in capital	244	222
Treasury stock, at cost	(852)	(864)
Retained earnings	694	738
Total stockholders' equity	87	97
Total liabilities and stockholders’ equity	$2,012	$2,597
See accompanying notes.

Insperity | 2025 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024

Revenues	$1,623	$1,561	$5,144	$4,968
Payroll taxes, benefits and workers’ compensation costs	1,428	1,332	4,416	4,134
Gross profit	195	229	728	834
Salaries, wages and payroll taxes	125	127	396	393
Stock-based compensation	16	17	47	47
Commissions	13	11	34	34
Advertising	10	9	28	28
General and administrative expenses	45	53	154	167
Depreciation and amortization	11	11	33	33
Total operating expenses	220	228	692	702
Operating income (loss)	(25)	1	36	132
Other income (expense):
Interest income	7	9	24	28
Interest expense	(6)	(7)	(18)	(21)
Income (loss) before income tax (benefit) expense	(24)	3	42	139
Income tax (benefit) expense	(4)	—	16	39
Net income (loss)	$(20)	$3	$26	$100

Net income (loss) per share of common stock
Basic	$(0.53)	$0.07	$0.69	$2.65
Diluted	$(0.53)	$0.07	$0.69	$2.63

See accompanying notes.

Insperity | 2025 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2025	2024

Cash flows from operating activities
Net income	$26	$100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33	33
Stock-based compensation	47	47
Deferred income taxes	31	1
Changes in operating assets and liabilities:
Accounts receivable	(65)	(71)
Prepaid insurance and related assets	8	(24)
Other current assets	—	(7)
Other assets and ROU assets	(6)	13
Accounts payable	(2)	(5)
Payroll taxes and other payroll deductions payable	(567)	(269)
Accrued worksite employee payroll costs	44	91
Accrued health insurance costs	12	—
Accrued workers’ compensation costs	(18)	(13)
Accrued corporate payroll, commissions and other accrued liabilities	(23)	—
Income taxes payable/receivable	(53)	5
Total adjustments	(559)	(199)
Net cash used in operating activities	(533)	(99)
Cash flows from investing activities
Marketable securities:
Purchases	(25)	(17)
Proceeds from maturities	17	17
Proceeds from dispositions	8	—
Property and equipment purchases	(22)	(25)
Net cash used in investing activities	(22)	(25)
Cash flows from financing activities
Purchase of treasury stock	(19)	(52)
Dividends paid	(68)	(67)
Client funds liability and other	(14)	(44)
Net cash used in financing activities	(101)	(163)
Net decrease in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	(656)	(287)
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	1,344	1,035
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$688	$748

Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$15	$24
See accompanying notes.

Insperity | 2025 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2025 and 2024

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
Purchase of treasury stock, at cost	—	—	—	(19)	—	(19)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25)	28	(3)	—
Stock-based compensation expense	—	—	46	1	—	47
Other	—	—	1	2	1	4
Dividends paid	—	—	—	—	(68)	(68)
Net income	—	—	—	—	26	26
Balance at September 30, 2025	55	$1	$244	$(852)	$694	$87

Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(52)	—	(52)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	27	(3)	—
Stock-based compensation expense	—	—	46	1	—	47
Other	—	—	1	2	—	3
Dividends paid	—	—	—	—	(67)	(67)
Net income	—	—	—	—	100	100
Balance at September 30, 2024	55	$1	$208	$(853)	$769	$125

Insperity | 2025 Third Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended September 30, 2025 and 2024

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at June 30, 2025	55	$1	$228	$(853)	$736	$112
Stock-based compensation expense	—	—	16	—	—	16
Other	—	—	—	1	1	2
Dividends paid	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	(20)	(20)
Balance at September 30, 2025	55	$1	$244	$(852)	$694	$87

Balance at June 30, 2024	55	$1	$191	$(838)	$788	$142
Purchase of treasury stock, at cost	—	—	—	(15)	—	(15)
Issuance of equity-based incentive awards and dividend equivalents	—	—	—	(1)	1	—
Stock-based compensation expense	—	—	17	—	—	17
Other	—	—	—	1	—	1
Dividends paid	—	—	—	—	(23)	(23)
Net income	—	—	—	—	3	3
Balance at September 30, 2024	55	$1	$208	$(853)	$769	$125
See accompanying notes.

Insperity | 2025 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2024. Our Condensed Consolidated Balance Sheets at December 31, 2024 have been derived from the audited financial statements at that date, but do not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheets at September 30, 2025 and our Consolidated Statements of Income for the three and nine month periods ended September 30, 2025 and 2024, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2025 and 2024 and our Consolidated Statements of Stockholders' Equity for each of the three and nine month periods ended September 30, 2025 and 2024, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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

Insperity | 2025 Third Quarter Form 10-Q	11

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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at September 30, 2025, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2025, Plan Costs were less than the net premiums paid and owed to United by $19 million, which is $10 million in excess of our agreed-upon $9 million surplus maintenance level. The $10 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheets at September 30, 2025. In addition, the premiums owed to United at September 30, 2025, were $26 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2025 included an increase of $9 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in the first nine months of 2024 included a decrease of $32 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2025 and 2024, we reduced accrued workers’ compensation costs by $20 million and $25 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 4.0% in the 2025 period and 4.3% in the 2024 period) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Income.

Insperity | 2025 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in millions)	2025	2024

Beginning balance, January 1,	$204	$220
Accrued claims, net	52	48
Present value discount, net of accretion	(9)	(10)
Paid claims	(61)	(51)
Ending balance	$186	$207

Current portion of accrued claims	$79	$67
Long-term portion of accrued claims	107	140
Total accrued claims	$186	$207
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2025 and 2024 includes $2 million and $3 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $227 million as of September 30, 2025 and $242 million as of September 30, 2024.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are primarily held as cash and money market funds (cash equivalents) and are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At September 30, 2025, we had restricted cash of $79 million and deposits – workers’ compensation of $147 million, of which $226 million was held in trust bank accounts.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Condensed Consolidated Balance Sheets.
Revenue and Direct Cost Recognition
We enter into contracts with our PEO HR Solutions customers for human resources services based on a stated rate and price in the contract. Our contracts generally establish pricing for a period of 12 months and are generally cancellable at any time by either party with 30-days’ notice. Our performance obligations are satisfied as services are rendered each month. The term between invoicing and when our performance obligations are satisfied is not significant. Our payment terms typically require payment concurrently with the invoicing of our PEO services. We do not have significant financing components or significant payment terms.
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $882 million and $810 million at September 30, 2025 and December 31, 2024, respectively, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Income.

Insperity | 2025 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	% Change	2025	2024	% Change

Northeast	$440	$419	5%	$1,418	$1,365	4%
Southeast	236	223	6%	731	694	5%
Central	295	286	3%	931	902	3%
Southwest	304	294	3%	962	938	3%
West	333	321	4%	1,049	1,016	3%
	1,608	1,543	4%	5,091	4,915	4%
Other revenue	15	18	(17)%	53	53	—
Total revenue	$1,623	$1,561	4%	$5,144	$4,968	4%
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Gross billings	$10,729	$10,291	$33,431	$32,135
Less: WSEE payroll cost	9,106	8,730	28,287	27,167
Revenues	$1,623	$1,561	$5,144	$4,968
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
The accounting policies of the HR Solutions segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on our Condensed Consolidated Balance Sheets as total assets, and the chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on net income as reported in our Consolidated Statements of Income.
The CODM reviews revenues and expenses at the consolidated level as disclosed in our Consolidated Statements of Income and uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our HR Solutions segment or into other areas of the entity, such as for acquisitions or to pay dividends.

Insperity | 2025 Third Quarter Form 10-Q	14

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
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2025			December 31, 2024
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$335	$—	$335	$931	$—	$931
Investment holdings	81	18	99	117	16	133
	416	18	434	1,048	16	1,064
Cash in demand accounts	23	—	23	27	—	27
Outstanding checks	(17)	—	(17)	(36)	—	(36)
Total	$422	$18	$440	$1,039	$16	$1,055
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2025 and December 31, 2024 included $284 million and $830 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $36 million and $91 million, respectively, in client prepayments. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.

Insperity | 2025 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits - Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in millions)	2025	2024

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation
Cash and cash equivalents	$1,039	$693
Restricted cash	69	57
Other current assets – funds held for clients(1)	58	87
Deposits – workers’ compensation	178	198
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	$1,344	$1,035

Cash and cash equivalents	$422	$470
Restricted cash	79	67
Other current assets – funds held for clients(1)	40	36
Deposits – workers’ compensation	147	175
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$688	$748
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
•Level 3 - significant unobservable inputs

Insperity | 2025 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2025		December 31, 2024
(in millions)	Total	Level 1	Total	Level 1

Money market funds	$416	$416	$1,048	$1,048
U.S. Treasury bills	18	18	16	16
	434	434	1,064	1,064
Deposits - money market funds	226	226	241	241
Total	$660	$660	$1,305	$1,305
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
The following is a summary of our available-for-sale marketable securities:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2025
U.S. Treasury bills	$18	$—	$—	$18

December 31, 2024
U.S. Treasury bills	$16	$—	$—	$16
As of September 30, 2025, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2025, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At September 30, 2025, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $280 million.
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

Insperity | 2025 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2025 was 6.2%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. Effective March 31, 2025, we amended the Facility to exclude dividends from the interest coverage ratio financial covenant. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2025.

6.	Stockholders' Equity
During the nine months ended September 30, 2025, we repurchased or withheld an aggregate of 225,459 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2025, 45,000 shares were repurchased under the Repurchase Program. As of September 30, 2025, we were authorized to repurchase an additional 1,407,764 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2025, we withheld 180,459 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2025	2024

First quarter	$0.60	$0.57
Second quarter	0.60	0.60
Third quarter	0.60	0.60
During the nine months ended September 30, 2025 and 2024, we declared and paid dividends totaling $68 million and $67 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based restricted stock units (“RSUs”).

Insperity | 2025 Third Quarter Form 10-Q	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes net income and basic and diluted shares used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Net income (loss)	$(20)	$3	$26	$100

Weighted average common shares outstanding	38	38	38	38
Adjusted weighted average common shares outstanding	38	38	38	38

Potentially dilutive securities not included in weighted average shares calculation due to anti-dilutive effect	1	—	1	—

8.	Commitments and Contingencies
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

Insperity | 2025 Third Quarter Form 10-Q	19

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
2025 Highlights
Third Quarter 2025 Compared to Third Quarter 2024
•Average number of WSEEs paid per month increased 1%
•Net income (loss) and diluted earnings per share (“EPS”) decreased to $(20) million and $(0.53), respectively
•Adjusted net income (loss) and adjusted EPS decreased 153% and 151% to $(8) million and $(0.20), respectively
•Adjusted EBITDA decreased 74% to $10 million
First Nine Months 2025 Compared to First Nine Months 2024
•Average number of WSEEs paid per month increased 1%
•Net income and diluted EPS both decreased 74% to $26 million and $0.69, respectively
•Adjusted net income and adjusted EPS both decreased 54% to $61 million and $1.63, respectively
•Adjusted EBITDA decreased 42% to $144 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2025 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

Financial data:
Revenues	$1,623	$1,561	4%	$5,144	$4,968	4%
Gross profit	195	229	(15)%	728	834	(13)%
Operating expenses	220	228	(4)%	692	702	(1)%
Operating income (loss)	(25)	1	—	36	132	(73)%
Other income	1	2	(50)%	6	7	(14)%
Net income (loss)	(20)	3	(767)%	26	100	(74)%
Diluted EPS	(0.53)	0.07	(857)%	0.69	2.63	(74)%

Non-GAAP financial measures(1):
Adjusted net income (loss)	$(8)	$15	(153)%	$61	$134	(54)%
Adjusted EBITDA	10	39	(74)%	144	247	(42)%
Adjusted EPS	(0.20)	0.39	(151)%	1.63	3.53	(54)%

Average WSEEs paid	312,842	309,088	1%	309,327	306,650	1%

Statistical data (per WSEE per month):
Revenues(2)	$1,729	$1,683	3%	$1,848	$1,800	3%
Gross profit	208	247	(16)%	261	302	(14)%
Operating expenses	235	246	(4)%	248	254	(2)%
Operating income (loss)	(27)	1	—	13	48	(73)%
Net income (loss)	(21)	3	(800)%	9	36	(75)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2025	2024	2025	2024
Gross billings	$11,432	$11,098	$12,009	$11,644
Less: WSEE payroll cost	9,703	9,415	10,161	9,844
Revenues	$1,729	$1,683	$1,848	$1,800

Insperity | 2025 Third Quarter Form 10-Q	21

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
•During Q3 2025, average WSEEs paid increased 1% compared to Q3 2024. The number of WSEEs paid from new client sales and the net change in our client base slightly decreased compared with Q3 2024, while client retention remained consistent with Q3 2024.
•During the first nine months of 2025 (“YTD 2025”), average WSEEs paid increased 1% compared to the first nine months of 2024 (“YTD 2024”). The number of WSEEs paid from new client sales, client retention and the net change in our client base increased when compared to YTD 2024.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2025 Third Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss) and Year-over-Year Growth Percentage (in millions)

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

Insperity | 2025 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EPS and Year-over-Year Growth Percentage (amounts per share)

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)

Insperity | 2025 Third Quarter Form 10-Q	24

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
Revenue and
Year-over-Year Growth Percentage
(in millions)
Third Quarter 2025 Compared to Third Quarter 2024
Our revenues for Q3 2025 were $1.6 billion, an increase of 4%, primarily due to the following:
•Average WSEEs paid increased 1%.
•Revenues per WSEE per month increased 3%, or $46.
First Nine Months 2025 Compared to First Nine Months 2024
Our revenues for YTD 2025 were $5.1 billion, an increase of 4%, primarily due to the following:
•Average WSEEs paid increased 1%.
•Revenues per WSEE per month increased 3%, or $48.

Insperity | 2025 Third Quarter Form 10-Q	25

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
(in millions)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Solutions revenue in our significant markets includes the following:
Significant Markets

We generally define the middle market sector as those companies with approximately 150 to 5,000 WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 3% during YTD 2025 compared to YTD 2024, representing approximately 26% of our total average paid WSEEs in both YTD 2025 and YTD 2024.

Insperity | 2025 Third Quarter Form 10-Q	26

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

Gross Profit and Year-over-Year Growth Percentage (in millions)

Insperity | 2025 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
Third Quarter 2025 Compared to Third Quarter 2024
Gross profit for Q3 2025 decreased 15% to $195 million compared to $229 million in Q3 2024. Gross profit per WSEE per month for Q3 2025 decreased $39 to $208 compared to $247 in Q3 2024 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $46 due to higher average pricing of 3%.
The net increase in direct costs between Q3 2025 and Q3 2024 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $15 million as discussed below. The $85 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $60 per WSEE per month and increased 9.1% on a cost per covered employee basis driven by elevated inpatient, outpatient and pharmacy trends and frequency of large claim activity in Q3 2025 as compared to Q3 2024.
•The percentage of WSEEs covered under our health insurance plans was 62% in Q3 2025 compared to 63% in Q3 2024.
•Reported results include changes in estimated claims run-off related to prior periods, which did not impact costs in Q3 2025 compared to a decrease in costs of $12 million, or $13 per WSEE per month, in Q3 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 15%, or $3 per WSEE per month, in Q3 2025 compared to Q3 2024.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.27% in Q3 2025 compared to 0.25% in Q3 2024.

Insperity | 2025 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Our continued discipline around our client selection, workplace safely and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $5 million, or 0.05% of non-bonus payroll costs in Q3 2025, compared to a reduction of $8 million, or 0.09% of non-bonus payroll costs in Q3 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 5% on a 4% increase in payroll costs, or $24 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 6% in both Q3 2025 and Q3 2024.
First Nine Months 2025 Compared to First Nine Months 2024
Gross profit for YTD 2025 decreased 13% to $728 million compared to $834 million in YTD 2024. Gross profit per WSEE per month for YTD 2025 decreased $41 to $261 compared to $302 in YTD 2024 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $48 due to higher average pricing of 3%.
The net increase in direct costs between YTD 2025 and YTD 2024 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $46 million as discussed below. The $89 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $60 per WSEE per month, or 9.0% on a cost per covered employee basis driven by elevated inpatient, outpatient and pharmacy trends and frequency of large claim activity in YTD 2025 as compared to YTD 2024.
•The percentage of WSEEs covered under our health insurance plans was 63% in YTD 2025 compared to 64% in YTD 2024.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $9 million, or $3 per WSEE per month, in YTD 2025 compared to a decrease in costs of $32 million, or $12 per WSEE per month, in YTD 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 11%, or $2 per WSEE per month, in YTD 2025 compared to YTD 2024.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.25% in YTD 2025 compared to 0.23% in YTD 2024.
•Our continued discipline around our client selection, workplace safely and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $20 million, or 0.08% of non-bonus payroll costs, in YTD 2025 compared to a reduction of $25 million, or 0.11% of non-bonus payroll costs, in YTD 2024.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers' Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 5% on a 4% increase in payroll costs, or $26 per WSEE per month.

Insperity | 2025 Third Quarter Form 10-Q	29

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

Insperity | 2025 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2025 Compared to Third Quarter 2024
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
				per WSEE
(in millions, except per WSEE)	2025	2024	% Change	2025	2024	% Change

Salaries	$125	$127	(2)%	$133	$137	(3)%
Stock-based compensation	16	17	(6)%	17	18	(6)%
Commissions	13	11	18%	14	12	17%
Advertising	10	9	11%	11	10	10%

General and administrative:
Amortization of SaaS implementation costs	1	1	—	1	1	—
Workday SaaS licensing and implementation expense	4	9	(56)%	4	10	(60)%
All other general and administrative	40	43	(7)%	43	46	(7)%
Total general and administrative	45	53	(15)%	48	57	(16)%
Depreciation and amortization	11	11	—	12	12	—
Total operating expenses	$220	$228	(4)%	$235	$246	(4)%
Operating expenses for Q3 2025 decreased 4% to $220 million compared to $228 million in Q3 2024. Operating expenses per WSEE per month for Q3 2025 decreased 4% to $235 compared to $246 in Q3 2024.
•General and administrative expenses for Q3 2025 decreased 15% to $45 million, or $9 per WSEE per month, compared to Q3 2024. The decrease was primarily due to decreased professional services fees, which includes expenses related to the implementation of our Workday strategic partnership, travel and training expenses, partially offset by increases in software licensing and maintenance costs.
First Nine Months 2025 Compared to First Nine Months 2024
The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,
				per WSEE
(in millions, except per WSEE)	2025	2024	% Change	2025	2024	% Change

Salaries	$396	$393	1%	$142	$142	—
Stock-based compensation	47	47	—	17	17	—
Commissions	34	34	—	12	12	—
Advertising	28	28	—	10	10	—
General and administrative:
Amortization of SaaS implementation costs	4	7	(43)%	1	3	(67)%
Workday SaaS licensing and implementation expense	17	21	(19)%	6	8	(25)%
All other general and administrative	133	139	(4)%	48	50	(4)%
Total general and administrative	154	167	(8)%	55	61	(10)%
Depreciation and amortization	33	33	—	12	12	—
Total operating expenses	$692	$702	(1)%	$248	$254	(2)%
Operating expenses for YTD 2025 decreased 1% to $692 million compared to $702 million in YTD 2024. Operating expenses per WSEE per month for YTD 2025 decreased 2% to $248 compared to $254 in YTD 2024.

Insperity | 2025 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•General and administrative expenses for YTD 2025 decreased 8% to $154 million, or $6 per WSEE per month, compared to YTD 2024. The decrease was primarily due to decreased professional services fees, which includes expenses related to the implementation of our Workday strategic partnership, travel and training, and amortization of SaaS implementation costs, partially offset by increases in software licensing and maintenance costs.
Other Income (Expense)
Interest income decreased $4 million in YTD 2025 compared to YTD 2024 due to interest rate decreases on overnight, investment and deposit holdings.
Interest expense decreased $3 million in YTD 2025 compared to YTD 2024 due to decreases in interest rates charged on borrowings under our credit facility.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Effective income tax rate	17%	—	38%	28%
For the nine months ended September 30, 2025, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. The decrease in net income without a corresponding change in non-deductible expenses resulted in a higher effective tax rate for the period. During the first nine months of 2025 we recognized a $1 million income tax expense related to the vesting of long-term incentive and restricted stock awards. During the first nine months of 2024 we did not recognize an income tax benefit or expense related to the vesting of long-term incentive and restricted stock awards.
On July 4, 2025, H.R.1, which is known as the “One Big Beautiful Bill Act,” was signed into federal law. This law includes significant changes to federal tax law and other regulatory provisions that may impact us. ASC 740, “Income Taxes”, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have evaluated the provisions of H.R.1 and the potential effects on our financial position, results of operations, and cash flows. Although there is no impact to our effective tax rate, we are accelerating tax deductions for unamortized software development costs.

Insperity | 2025 Third Quarter Form 10-Q	32

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2025 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$9,106	$9,703	$8,730	$9,415	$28,287	$10,161	$27,167	$9,844
Less: Bonus payroll cost	729	777	704	759	3,677	1,321	3,411	1,236
Non-bonus payroll cost	$8,377	$8,926	$8,026	$8,656	$24,610	$8,840	$23,756	$8,608
Payroll cost % change period over period	4%	3%	3%	5%	4%	3%	1%	3%
Non-bonus payroll cost % change period over period	4%	3%	—	3%	4%	3%	1%	3%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	September 30, 2025	December 31, 2024

Cash, cash equivalents and marketable securities	$440	$1,055
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	284	830
Client prepayments	36	91
Adjusted cash, cash equivalents and marketable securities	$120	$134

Insperity | 2025 Third Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (loss) (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per WSEE per month)	2025		2024		2025		2024
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income (loss)	$(20)	$(21)	$3	$3	$26	$9	$100	$36
Income tax (benefit) expense	(4)	(4)	—	—	16	7	39	13
Interest expense	6	6	7	8	18	6	21	8
Amortization of SaaS implementation costs	1	1	1	1	4	1	7	3
Depreciation and amortization	11	12	11	12	33	12	33	12
EBITDA	(6)	(6)	22	24	97	35	200	72
Stock-based compensation	16	17	17	18	47	17	47	17
Adjusted EBITDA	$10	$11	$39	$42	$144	$52	$247	$89
Net income (loss) % change period over period	(767)%	(800)%	(93)%	(94)%	(74)%	(75)%	(34)%	(33)%
Adjusted EBITDA % change period over period	(74)%	(74)%	(59)%	(58)%	(42)%	(42)%	(17)%	(16)%
Following is a reconciliation of net income (loss) (GAAP) to adjusted net income (loss) (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Net income (loss)	$(20)	$3	$26	$100
Non-GAAP adjustments:
Stock-based compensation	16	17	47	47
Tax effect	(4)	(5)	(12)	(13)
Total non-GAAP adjustments, net	12	12	35	34
Adjusted net income (loss)	$(8)	$15	$61	$134
Net income (loss) % change period over period	(767)%	(93)%	(74)%	(34)%
Adjusted net income (loss) % change period over period	(153)%	(73)%	(54)%	(27)%

Insperity | 2025 Third Quarter Form 10-Q	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2025	2024	2025	2024

Diluted EPS	$(0.53)	$0.07	$0.69	$2.63
Non-GAAP adjustments:
Stock-based compensation	0.43	0.45	1.25	1.24
Tax effect	(0.10)	(0.13)	(0.31)	(0.34)
Total non-GAAP adjustments, net	0.33	0.32	0.94	0.90
Adjusted EPS	$(0.20)	$0.39	$1.63	$3.53
Diluted EPS % change period over period	(857)%	(94)%	(74)%	(33)%
Adjusted EPS % change period over period	(151)%	(73)%	(54)%	(26)%
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
We had $440 million in cash, cash equivalents and marketable securities at September 30, 2025, of which approximately $284 million was payable in October 2025 for withheld federal and state income taxes, employment taxes and other payroll deductions. Approximately $36 million represented client prepayments that were invoiced in October 2025. At September 30, 2025, we had working capital of $172 million compared to $155 million at December 31, 2024. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2025. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of September 30, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash used in operating activities in the first nine months of 2025 was $533 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the nine months ended September 30, 2025, the last business day of the reporting period was a Tuesday, client prepayments were $36 million and employment taxes and other deductions were $284 million. In the nine months ended September 30, 2024, the last business day of the reporting period was a Monday, client prepayments were $19 million and employment taxes and other deductions were $255 million. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.

Insperity | 2025 Third Quarter Form 10-Q	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Workers’ compensation plan funding — During YTD 2025 and YTD 2024, we received $28 million and $38 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2025, Plan Costs were less than the net premiums paid and owed to United by $19 million, which is $10 million in excess of our agreed-upon $9 million surplus maintenance level. The $10 million difference is therefore reflected as a current asset and $9 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheets at September 30, 2025. In addition, the premiums owed to United at September 30, 2025, were $26 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 54% to $61 million in the first nine months of 2025, compared to $134 million in the first nine months of 2024. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $22 million for the nine months ended September 30, 2025, primarily due to property and equipment purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $101 million for the nine months ended September 30, 2025. We paid $68 million in dividends and repurchased or withheld $19 million in stock. In addition, client funds liability and other financing activities decreased by $14 million.

Insperity | 2025 Third Quarter Form 10-Q	37

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2025 Third Quarter Form 10-Q	38

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2025 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2025 — 07/31/2025	499	$61.08	—	1,407,764
08/01/2025 — 08/31/2025	—	—	—	1,407,764
09/01/2025 — 09/30/2025	93	55.53	—	1,407,764
Total	592	$60.21	—
____________________________________
(1)During the three months ended September 30, 2025, 592 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of September 30, 2025, we were authorized to repurchase an additional 1,407,764 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the third quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Insperity | 2025 Third Quarter Form 10-Q	39

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1		Form of Special PSU Award Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2025).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________

*	Filed with this report.

**	Furnished with this report.

Insperity | 2025 Third Quarter Form 10-Q	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: November 3, 2025	By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

Insperity | 2025 Third Quarter Form 10-Q	41