Form 10-K
period 2025-12-31
INSPERITY, INC.
filed 2026-02-11
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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
Yes ☐  No ☒

As of February 3, 2026, 37,728,423 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2025 closing price of the common stock as reported by the New York Stock Exchange) was approximately $2.1 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference from the proxy statement for the 2026 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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
Our comprehensive HR services offerings are provided through our Insperity® HR360 solution (formerly Workforce Optimization®), our Insperity® HR360 Select Edition solution (formerly Workforce SynchronizationTM), and our Insperity® HRScaleTM solution (together, our “PEO HR Solutions”) which encompass a broad range of HR functions, please read “Service Offerings — PEO HR Solutions.”
HR360. Insperity’s HR360 solution, our largest source of revenue, is offered to small and medium-sized businesses seeking a comprehensive people strategy. From payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management to training and development, our HR360 solution offers a full range of services empowering clients to achieve a sophisticated HR function. HR360 provides access to our web-based human capital management platform, Insperity PremierTM.
HR360 Select Edition. Insperity’s HR360 Select Edition solution, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as HR360 and allows those clients to select, for an additional fee, from the strategic HR products and services that are included with HR360. HR360 Select Edition provides access to our web-based human capital management platform, Insperity Premier.
HRScale. Insperity’s HRScale solution is our newest service offering that we jointly developed through our strategic partnership with Workday, Inc. (“Workday”). Insperity’s HRScale solution is intended for growing and middle market companies and provides access to the advanced capabilities of Workday Human Capital Management (“HCM”). Our HRScale solution, which is priced higher than our HR360 offering, is designed to combine the HR expertise of our HR360 solution with the advanced capabilities of Workday HCM, with a focus on affordability, ease and speed of deployment, and agility as companies scale. Insperity’s HRScale solution is under development and we expect an initial group of clients to begin using our HRScale solution in the first quarter of 2026.

2	2025 Form 10-K

BUSINESS
HRCore. We also offer a comprehensive traditional payroll and human capital management solution, known as Insperity HRCoreTM (formerly Workforce AccelerationTM), which we refer to as our “Traditional HR Solution”. Please read “Other Product and Services Offerings — Comprehensive Traditional Payroll and Human Capital Management Solution.”
We also offer a number of other business performance solutions, including Talent Acquisition Services, Retirement Services, Insurance Services, Contractor Management, and Perks+. These other products and services generally are offered only with our other solutions. Please read “Other Product and Services Offerings.”
Our PEO HR Solutions are designed to improve the productivity and profitability of small and medium-sized businesses. These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses. Our PEO HR Solutions also promote employee performance through human capital management techniques designed to improve employee engagement and satisfaction. We enter into a Client Service Agreement (“CSA”) with each of our PEO HR Solutions clients under which we and our client act as co-employers of the employees who work at the client’s worksite, or worksite employees (“WSEEs”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the WSEEs of the client. The comprehensive service fee consists of the payroll of our WSEEs plus an additional amount reflected as a percentage of the payroll cost of the WSEEs.
We accomplish the objectives of our PEO HR Solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a tailored human resources solution. We utilize a variety of information technology capabilities to deliver our PEO HR Solutions, including our proprietary Insperity Premier technology as part of our HR360 solution and our proprietary Workday HCM-based client tenant as part of our HRScale solution, through which we, along with our clients and WSEEs, manage employee administration, payroll, payroll tax, benefits, retirement solutions and other HR-related information, creating efficiencies for all parties.
As of December 31, 2025, we had 73 physical office locations in 44 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 44 sales markets, which serviced an average of 312,377 WSEEs per month in the fourth quarter of 2025. Our service centers coordinate PEO HR Solutions for clients on a regional basis and localized face-to-face human resources services.
We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986, and our website address is www.insperity.com. Our stock is traded on the New York Stock Exchange and the NYSE Texas under the symbol “NSP.” We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors (“Board”) and other documents related to our corporate governance, including our Code of Conduct, and other information that could be deemed to be material. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above. Information on our website is not a part of, and is not incorporated into, this report or any other report we may file with or furnish to the SEC, whether before or after the date of this report and irrespective of any general incorporation language therein.
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

3	2025 Form 10-K

BUSINESS
employer-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management than a client can individually.
We believe the key factors driving demand for PEO services include:
•the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies
•the need to provide competitive health care and related benefits to attract and retain employees
•the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation
•complex regulation of payroll, payroll tax and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives
•the significant costs, time and specialized knowledge required to purchase or develop the technology infrastructure to administer benefits, HR and payroll processing on an integrated basis
•the ability to develop and execute a comprehensive HR strategy and obtain a wide variety of HR support from a single vendor
A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Insperity and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound PEOs, and promotes further development of the industry. Currently, 42 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employer/employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.
The Small Business Efficiency Act (“SBEA”) created a federal regulatory framework for the payment of wages to WSEEs and the reporting and remittance of federal payroll taxes on those wages paid by PEOs certified under the Internal Revenue Code as meeting certain requirements (“CPEOs”). We actively supported the enactment of this law. The SBEA clarified that a CPEO, rather than the client, is treated as the employer for purposes of reporting and remitting payroll taxes. It also clarified that a CPEO is treated as a successor employer for purposes of the wage base of WSEEs on which federal payroll taxes are applied. In addition, the law clarified that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. Under the voluntary certification program by the Internal Revenue Service of the United States (“IRS”) and Treasury Department, our two primary PEO subsidiaries received their designations as CPEOs from the IRS.
Service Offerings
PEO HR Solutions
We serve small and medium-sized businesses by providing our PEO HR Solutions, which encompass a broad range of services. Our PEO HR Solutions offer the following:
•payroll and benefits administration
•general HR advice
•health and workers’ compensation insurance programs
•401(k) retirement plan sponsored by us

4	2025 Form 10-K

BUSINESS
•employer liability management
•assistance with government compliance
•personnel records management
In addition to the above, employees, managers, and client owners have access to our proprietary Insperity Premier technology as part of our HR360 solution and our proprietary Workday HCM-based client tenant as part of our HRScale solution.
Our HR360 solution also provides additional services that our HR360 Select Edition clients can purchase for an additional fee, including the following:
•employee recruiting and support
•employee performance management
•training and development services
•strategic HR projects
We also expect our HRScale clients to have access to these additional services.
Our PEO HR Solutions are designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental laws and regulations. Historically, we believe that we have successfully marketed the compliance component of our service offering and that our compliance-related services have increased the value proposition of our service offering. Among the employment-related laws and regulations that may affect a client are the following:

•	Internal Revenue Code (the “Code”)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Federal Income Contribution Act (FICA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Federal Unemployment Tax Act (FUTA)	•	State unemployment and employment security laws
•	Fair Labor Standards Act (FLSA)	•	State workers’ compensation laws
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Immigration Reform and Control Act (IRCA)	•	State and local law equivalents of the foregoing
•	Title VII (Civil Rights Act of 1964)	•	The Families First Coronavirus Response Act (FFCRA)
•	Health Insurance Portability and Accountability Act (HIPAA)	•	The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act
•	Age Discrimination in Employment Act (ADEA)	•	The Consolidated Appropriations Act, 2021 (CAA)
•	Americans with Disabilities Act (ADA)	•	The American Rescue Plan Act of 2021 (ARPA)
•	The Family and Medical Leave Act (FMLA)	•	Paycheck Protection Program and Healthcare Enhancement Act (PPP)
•	Genetic Information Nondiscrimination Act of 2008	•	SECURE 2.0 Act of 2022, as part of The Consolidated Appropriations Act, 2023
•	Drug-Free Workplace Act	•	One Big Beautiful Bill Act (OBBB)
•	Occupational Safety and Health Act (OSHA)
These laws and regulations are complex, and in some instances overlapping. We assist our PEO HR Solutions clients in

5	2025 Form 10-K

BUSINESS
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
HCM Platforms. For our HR360 and HR360 Select Edition clients and WSEEs, Insperity Premier is our web-based human capital management platform and is available to our clients with minimal implementation effort. Our HRScale solution is designed to give clients and WSEEs access to our proprietary Workday HCM-based client tenant with a focus on affordability, ease and speed of deployment, and agility as companies scale. The HCM platforms powering our PEO HR Solutions are designed to provide our service providers with insight into client and WSEE HR information to better support their needs. These platforms provide role-based access to a wide range of human capital management functions, along

6	2025 Form 10-K

BUSINESS
with personalized content to the managers, owners and WSEEs of our PEO HR Solutions clients, including:
For managers and client owners:
•online payroll for the submission, approval, and reporting of payroll data
•mobile access to review and approve payroll transactions
•tools to manage the onboarding of new employees
•employee administration functions such as viewing or changing information about employees
•access to client-specific compliance-related information relevant to many HR areas
•reporting and analytics tools to create, view, save, and export reports and data about employees and to perform more complex analysis and visualization of their workforce data with the Insperity People Analytics solution
•ability to manage employee time and attendance information, absences, and paid time off, if offered by client
•access to talent management tools in the areas of recruiting, performance management, and learning management, if offered by client
•access to a library of online human resources forms
•access to a wide range of best-practices human resources management content
For WSEEs:
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
•links to benefits providers and other key vendors
•performance management tools including self-reviews and review history, if offered by client
•ability to submit time and attendance information, absences, and paid time off requests, if offered by client
•mobile access to perform a wide range of employee-specific activities such as reporting time and attendance and paid time off, view pay stubs, insurance coverage and ID cards, view 401(k) balances and other commonly accessed data
People Management. In addition to the services that we provide through the technology included in our PEO HR Solutions, we also provide a wide variety of human capital management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline, and termination procedures. Other human capital management services we provide include:
•drafting and reviewing personnel policies and employee handbooks
•performing prospective employee screening and background investigations
•designing performance appraisal processes and tools
•professional development and issues-oriented training

7	2025 Form 10-K

BUSINESS
•development of company culture and employee experience
•employee coaching and counseling
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
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employee populations ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. In addition, our new HRScale solution, which we expect our first clients to begin using in the first quarter of 2026, is focused on the needs of the middle market sector. Our average number of WSEEs per month in our middle market sector in 2025 increased 4% from 2024, and the middle market sector as a percentage of our overall WSEE count remained consistent over this period, representing approximately 26% of our total average paid WSEEs during both 2025 and 2024. Clients exceeding 1,000 paid WSEEs represented 2% and 3% of our total average paid WSEEs during 2025 and 2024, respectively.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
Following are the key components of our other products and services, which are offered separately or as a bundle:
Comprehensive Traditional Payroll and Human Capital Management Solution. Our HRCore solution is a comprehensive human capital management and payroll services solution for clients that do not choose our PEO HR Solutions. This solution combines a third-party web-based human resources software suite that provides integrated payroll, HR administration and employee onboarding, benefits administration, performance management, and time and attendance functionality with HR guidance and tools, as well as reporting and analytics.
Talent Acquisition Services. Our Talent Acquisition Services offer direct hire placement on an as-needed basis and provide outsourced support for individual requisitions or large-scale hiring projects. In addition, we provide consulting services to assist in the creation and maintenance of consistent hiring practices and retention strategies. We also provide compensation services, behavior-based interview training and talent assessment.
Retirement Services. Our Retirement Services solutions deliver comprehensive 401(k) retirement plan recordkeeping and administrative services to small and medium-sized businesses, primarily in connection with a 401(k) retirement plan we sponsor for our PEO HR Solutions clients. Services include employee education and enrollment, participant communications, elective deferral withholding and transmission, matching contribution calculation, loan and distribution processing, regulatory filing preparation and nondiscrimination testing.

8	2025 Form 10-K

BUSINESS
Insurance Services. Our Insurance Services solutions offer assistance through our licensed insurance agency to small and medium-sized businesses throughout the United States to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Insurance Services also assists individuals in obtaining insurance coverages.
Contractor Management. Our Contractor Management solution, powered by a third-party platform, allows our clients to manage their contractor population and offers clients assistance with onboarding, TIN verification, payments and 1099 tax reporting compliance for 1099 workers. Through this solution, 1099 workers have access to additional benefits and services that they may be unable to access effectively on their own.
Perks+. The Insperity Perks+TM program, which is available to our HRCore clients, allows their employees to access to a portion of earned wages between paychecks. It also provides these employees the ability to obtain a paycard, as well as to receive discounts, cash back and other rewards through an online marketplace.
Client Service Agreement
All PEO HR Solutions clients execute a CSA with us. The CSA provides for an ongoing relationship between Insperity and the PEO HR Solutions client. For most HR360 clients, the CSA generally establishes pricing for a period of one year and is subject to termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our middle market clients generally establish pricing for two years. In addition, we expect our HRScale clients to have a contractual commitment that extends beyond the two-year pricing commitment. The CSAs are subject to early termination by clients upon payment of a termination fee or otherwise by the parties upon an event of default. The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes, and statutory changes that affect our costs. Under the CSA, clients are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs. This practice aligns clients’ payments to us with our obligations to make payments to tax authorities, which are higher in the earlier part of the year and decrease as limits on wages subject to payroll tax are reached.
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
•Offering one or more benefits under Insperity-sponsored employee benefit plans
•Administration of Insperity-sponsored employee benefit plans

9	2025 Form 10-K

BUSINESS
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
PEO HR Solutions Clients
Insperity’s PEO HR Solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with approximately 10 to 5,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We believe approximately 10% of the overall small and medium-sized business community in terms of WSEEs are “good fit” companies for our PEO services and that our HRScale solution improves our ability to serve businesses with 500 or more employees. We serve clients and WSEEs located throughout the United States.

10	2025 Form 10-K

BUSINESS
By region, our revenue distribution for the year ended December 31, 2025, was as follows:

Percent of Total Revenues

West
21%
Northeast
28%
Southwest(1)
19%
Southeast
14%
Central
18%

________________________________________________________
(1)The Southwest region includes Texas.
Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information related to the change in revenues by region.
All prospective PEO HR Solutions clients are evaluated on the basis of a comprehensive analysis of employer-related risks entailing many factors, including (where permitted) industry and operations, workplace safety and workers’ compensation, unemployment history, operating stability, group medical information, human resources practices and other employer risks. As part of our client selection strategy, we strive to minimize offering our PEO HR Solutions to businesses falling within certain specified NAICS (North American Industry Classification System) codes for those industries that we believe present a higher employer risk for reasons such as employee injury, high turnover or litigation.

11	2025 Form 10-K

BUSINESS
Our PEO HR Solutions client base is broadly distributed throughout a wide variety of industries as follows:

Percent of Client Base by Industry
Transportation - 1%
Other - 2%
Retail trade - 2%
Not-for-profit and similar organizations - 5%
Construction - 8%
Engineering, accounting and legal services - 9%
Management, administration and consulting services - 10%
Manufacturing - 10%
Medical services - 10%
Wholesale trade - 12%
Computer and information services - 13%
Finance, insurance and real estate - 18%

This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2025 and 2024, our retention rate was approximately 83% and 81%, respectively. For all PEO HR Solutions clients, the average annual retention rate over the last five years was approximately 84%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; (4) competition from other PEOs or business services firms; and (5) clients electing to bring HR in-house.
Marketing and Sales
As of December 31, 2025, we had 90 sales offices located in 44 markets. Our sales offices typically consist of Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.
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

12	2025 Form 10-K

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
We routinely seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market. We have an agreement with the PGA Tour Champions to be the title sponsor of the Insperity Invitational™ presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston). In August 2025, we entered into a multiyear brand partnership with Tiger Woods and as part of this partnership, Mr. Woods serves as a brand ambassador for our Company. In addition, we have an arrangement with Jim Nantz, a sports commentator, to serve as our national spokesperson. Our marketing campaigns use this event and the relationship with Mr. Woods and Mr. Nantz as a focal point of our brand marketing efforts.
Our organic growth model generates sales leads from six primary sources: direct sales efforts, digital advertising, traditional advertising, third-party channel programs, referrals, and marketing alliances. These leads result in initial presentations to prospective PEO HR Solutions clients, and ultimately, prospective PEO HR Solutions client business profiles. A prospective PEO HR Solutions client’s business profile reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits, coverage options, job classification, state of employment and workers’ compensation classification. This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis. Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect. Our selling process typically takes approximately 90 days for clients with fewer than 150 employees, and 180 days or longer for middle market clients. The process can be extended during economic downturns.
We have implemented a sales process that allows our BPAs to offer our PEO HR Solutions or refer our HRCore, our traditional HR solution, to each prospective client with which they meet. This strategy allows us to leverage the same sales force for all of our primary offerings and increases the ability of our BPAs to add clients to our HRCore solution when the client is not prepared for PEO HR Solutions. This dual channel approach to selling attempts to reduce barriers to a company becoming a client and allows us to offer solutions better tailored to the specific needs of the business, including at renewal.
Competition
We provide value-added, full-service human resources solutions through our PEO HR Solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2022 through 2024 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2022 through 2024, our staff support ratio averaged 55% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 113% and 94%, respectively.

13	2025 Form 10-K

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
Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition for our PEO HR Solutions to be the traditional in-house provision of human resources services. The PEO industry is highly fragmented and we have seen competition intensify; however, we believe Insperity is one of the largest PEO service providers in the United States. Our largest national competitors include the PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs, such as TriNet Group, Inc, Vensure, and Rippling. In addition, we also face competition from: (1) fee-for-service providers such as payroll processors and human resources consultants; (2) human resources technology solution companies; and (3) large regional PEOs in certain areas of the country.
Benefits and Workers’ Compensation Relationships
Insperity provides benefits to its WSEEs under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and the Chubb Group of Insurance Companies (“Chubb”) to be the most significant elements of our employee benefits package, as they would be the most difficult to replace.
We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Harvard Pilgrim Health Care, formerly known as Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 85% of our participants’ health insurance coverage and expires on December 31, 2028, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. The current workers’ compensation coverage with Chubb expires on September 30, 2026. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Information Technology
Insperity utilizes a variety of information technology capabilities to provide its PEO HR Solutions and business performance improvement services to its clients and WSEEs and for its own administrative and management information requirements.
Insperity’s PEO HR Solutions information systems, which includes our Insperity Premier platform and Workday HCM solution, are a proprietary mix of applications that includes both internally developed software, licensed software applications and web-based services. These systems manage a wide range of transactions and information specific to our PEO HR Solutions, to Insperity and to our clients and WSEEs, including:
•WSEE enrollment
•human resources management and employee administration
•benefits and defined contribution plan administration
•time and attendance collection and administration
•payroll processing

14	2025 Form 10-K

BUSINESS
•client invoicing and collection
•management information and reporting
•sales bid calculations
Central to these systems are transaction processing capabilities that allow us to process a high volume of employee enrollment, employee administration, payroll, invoice and bid transactions that meet the specific needs of our clients and prospects. We have developed AI-based technologies to assist our service personnel in addressing client needs and are working to expand certain AI-based tools for our clients and WSEEs. We administer our employee benefits through both proprietary applications and a third-party solution designed to process employee eligibility and enrollments, manage carrier relationships and maintain a variety of plan offerings. Our retirement services operations are conducted utilizing an industry-leading retirement plan administration application in a third-party hosted environment. Aspects of all of these components are delivered to our PEO HR Solutions clients and WSEEs through our Insperity Premier platform and the Workday HCM technology that is part of Insperity HRScale. We utilize commercially available software and web-based solutions for other business functions such as finance and accounting, sales force activity management and customer relationship management.
Insperity operates from two separate leased hosting facilities, one of which serves as our primary facility. These facilities host our internally-developed business applications, information security systems and network infrastructure. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments. We also utilize a variety of third-party web-based solutions, which we assess prior to entering into a subscription agreement and monitor on an ongoing basis. These hosting facilities each have the capacity to run our critical internally-developed business applications and have sufficient capacity to handle the hosted applications on a stand-alone basis, if required. We have an active Business Continuity Plan, which includes information technology capabilities and we utilize a variety of measures to ensure our Business Continuity Plan remains effective and available.
Our network infrastructure is designed to ensure appropriate connectivity exists among all of our facilities and provides appropriate internet connectivity to conduct business with our clients and WSEEs. The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.
We have incorporated a variety of measures designed to maintain the security and privacy of the information managed through our systems and applications. These measures include industry-standard technologies designed to protect, monitor and assess our data centers and network environment; best practice privacy and security policies and procedures; annual corporate employee training on data security and privacy; SOC-1 reports prepared by independent firms regarding key systems; and a variety of measures designed to control access to sensitive and private information.
Industry Laws and Regulations
The operations for our PEO HR Solutions are affected by numerous federal, state, and local laws and regulations relating to tax, insurance and employment matters. By entering into a co-employer relationship with our WSEEs, we assume certain obligations and responsibilities of an employer under these federal and state laws and regulations. Because many of these federal and state laws and regulations were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws and regulations do not specifically address the obligations and responsibilities of nontraditional employers. Currently, the federal government and 42 states have passed laws that either recognize PEOs, require licensing or registration of PEOs, or provide voluntary certification programs for PEOs, and several others are considering such regulation. The SBEA established a voluntary certification program and created a federal regulatory framework for the payment of wages to WSEEs and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. Our two primary PEO subsidiaries are CPEOs. Please read Item 1. “Business—PEO Industry” for further information.
As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:

15	2025 Form 10-K

BUSINESS
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
Patient Protection and Affordable Care Act. For a discussion of the impact of the Patient Protection and Affordable Care Act on our business, please read Item 1A. “Risk Factors—PEO HR Solutions Risks—Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.”
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

16	2025 Form 10-K

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
Unemployment Taxes and Employee Leave
We record our state unemployment insurance (“SUI”) tax expense and other wage based employee leave insurance programs based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation and unemployment experience in each state. Certain rates are determined, in part, by each client’s own compensation and unemployment experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds. Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later. Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.
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
We had approximately 4,200 corporate employees as of December 31, 2025. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement. The number of BPAs and trained BPAs impacts our ability to grow our customer base. We refer to BPAs who have been employed for two months and completed initial sales training as “trained BPAs.” During 2025 and 2024, the average number of BPAs were 612 and 769, respectively, while the average number of trained BPAs were 599 and 698, respectively.
We offer numerous programs and benefits in furtherance of our human capital management objective, including: competitive compensation and benefits; corporate 401(k) retirement plan with a matching component; employee stock purchase program; leadership development programs; the Insperity MVP (Mission Values Performance) employee

17	2025 Form 10-K

BUSINESS
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

18	2025 Form 10-K

RISK FACTORS
Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Economic Risks
Adverse economic conditions or changes in the employment levels could negatively affect our industry, business, and results of operations.
The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit at favorable rates or at all. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Further, our growth is partially dependent on hiring of new employees by our existing clients, which may be negatively impacted during periods of tight labor markets, such as the low unemployment environment experienced during 2022 and 2023, and during economic slowdowns, such as the high unemployment levels experienced during 2020. Such developments could adversely impact our financial condition, results of operations, and future growth rates.
In addition, our growth is impacted by the hiring and termination of employees by our existing clients. Emerging technologies, including AI, may reduce the need for our clients to hire for certain roles or lead to automation of tasks previously performed by clients’ employees. As a result, our clients may hire fewer employees or replace existing positions with AI-driven solutions, which would impact the growth of our worksite employees. Such developments could adversely impact our business, financial condition, and results of operations.
If the claims that we made for employee retention tax credits under COVID relief programs are disallowed, our business, financial condition, and results of operations could be materially adversely affected.
In connection with certain COVID relief programs, PEO clients were dependent on their PEO to process employee retention tax credits (“ERC”) on a consolidated basis, including through amending previously filed payroll tax forms with the IRS. The IRS has experienced significant backlogs in processing amended tax forms from employers seeking ERC refunds and we are currently awaiting IRS review of a number of ERC claims with respect to our PEO clients. While the deadline to submit any ERC claims for relevant periods in 2021 was April 2025, the OBBB that became law in July 2025 retroactively accelerated the deadline for all claims to January 31, 2024. If any of the ERC claims that we made on behalf of our clients were denied or otherwise deemed insufficient, we may not be able to perfect our filings on a timely basis. Further, eligibility for the ERC is dependent on certain operational information of our clients. The lack of guidance from the IRS on the application of deferred payroll taxes under COVID relief programs may also impact the amount of ERC refunds received on behalf of our clients if those deferred payroll taxes are deducted from ERC funds received or delay our receipt of the ERC funds. Further, if the IRS were to determine that any of our clients were not eligible for the ERC requested on their behalf or we do not perfect our filings on a timely basis, the IRS may conclude that we are responsible for those claims. Furthermore,if the IRS were to otherwise challenge the claims we requested, we could face penalties or other liabilities. If any those events were to occur, our clients may seek recourse against us or choose not to renew. As a result of the foregoing, our business, results of operations and financial condition could be materially adversely affected.
Bank failures or other events affecting financial institutions could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences.
We use a U.S.-based global systemically important bank (or G-SIB) for our PEO operations, including our cash balances associated with that portion of our business. All of our cash deposits are held by Federal Deposit Insurance Corporation (“FDIC”) insured banks, which deposits may exceed the FDIC insurance limits. Through various overnight “sweep account” programs, we also invest a significant portion of our cash balances in U.S. Treasury-based funds, which are invested through brokerage firms affiliated with the banks at which our deposits are held. The failure of a bank or related brokerage firm that we use, or events involving limited liquidity, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our cash balances, adversely impact our liquidity, including our ability to borrow under our credit facility, or limit our ability to process transactions related to our clients. In the event of a failure of a bank or other financial institution that holds our cash deposits, there can be no assurance that our deposits in excess of

19	2025 Form 10-K

RISK FACTORS
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
The success of our business is heavily dependent on our ability to attract and retain a skilled workforce, including in our service and sales positions. Several factors may limit the labor force available to us or increase our labor costs, including high employment levels, strong macroeconomic conditions, federal unemployment subsidies, and other governmental regulation. For example, as macroeconomic conditions improved from 2021 through 2023, the labor market tightened, resulting in increased employee turnover and skilled labor shortages. Increasing competition for highly skilled and talented workers may make it increasingly difficult and expensive for us to attract and retain a service team capable of supporting our clients or a sales team that is effective in selling our complex service offerings to clients. An overall or prolonged labor shortage, increased turnover, or labor inflation could have a material adverse impact on our growth plans, client service delivery, results of operations and financial condition.
Inflation may reduce our profitability.
Inflationary pressure could adversely impact our profitability. Our operating costs could increase, due to inflation. We may not be able to fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for a period of time, which could result in downward pressure on our profit margins. Further, our clients may choose to reduce their business with us if we increase our pricing. Please also read “— Increases in health insurance costs or our inability to secure replacement health insurance coverage on competitive terms could have a material adverse effect on our business, financial condition or results of operations.”
Geographic market concentration makes our results of operations vulnerable to regional economic factors.
Our New York, California and Texas markets accounted for approximately 10%, 15% and 17% (including 8% in Houston), respectively, of our WSEEs for the year ended December 31, 2025. Accordingly, unless we are successful in expanding in our current markets and into new markets, which we believe will take additional time, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California, and Texas.
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
Our credit facility contains, and any future indebtedness of ours likely would contain, covenants that, subject to certain exceptions, impose significant operating and financial restrictions, including restricting our ability to:
•incur additional indebtedness,
•sell material assets,
•retire, redeem or otherwise reacquire our capital stock,
•acquire the capital stock or assets of another business,
•enter into new lines of business,

20	2025 Form 10-K

RISK FACTORS
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
PEO HR Solutions Risks
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
Under the CSA, we become a co-employer of WSEEs and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such WSEEs. Our obligations include responsibility for the following even if our costs exceed the fees the client pays us and the amounts collected from WSEEs:
•payment of the salaries and wages for work performed by WSEEs, regardless of whether the client timely pays us the associated service fee
•withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity
•providing one or more benefits to WSEEs
•providing workers’ compensation coverage to WSEEs
Further, the increase in remote work, including by WSEEs, has complicated the calculation of payroll and unemployment taxes applicable to those individuals. We are dependent on our PEO HR Solutions clients to properly report the locations in which WSEEs perform services. If a regulatory authority were to determine that we did not properly calculate or transmit these amounts, then we could be subject to fines, penalties, or other liabilities, which we may not be able to recover from our clients. We may also need to devote additional resources and incur additional costs to modify our systems to address any such compliance issues.
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

21	2025 Form 10-K

RISK FACTORS
Increases in health insurance costs or our inability to secure replacement health insurance coverage on competitive terms could have a material adverse effect on our business, financial condition or results of operations.
Maintaining health insurance plans that cover WSEEs is a significant part of our business. Our primary health insurance contract expires on December 31, 2028, subject to cancellation by either party upon 180 days’ notice. We believe that there are a limited number of health insurance providers with the national coverage necessary to support our approach to providing healthcare benefits. In the event we are unable to secure replacement contracts on competitive terms, significant disruption and harm to our business could occur.
Health insurance costs are in part determined by our plans’ claims experience and comprise a significant portion of our direct costs. Our health insurance coverage is provided under policies or service contracts that are fully insured. United is the carrier that insures the majority of our coverage. Although all of our carriers remain responsible to pay all covered claims, under our health insurance contract with United, we retain an obligation to United to fund the cost of the plan. The profitability of our PEO HR Solutions is affected by the overall expenses associated with the cost of delivering our services, one of the largest of which is the cost of our health insurance. Our ability to accurately anticipate the expenses associated with the plans, including claims costs on a quarterly or annual basis, can impact our results of operations. If the plans experience an unexpected increase in the number or severity of claims, our associated health insurance costs could increase beyond anticipated levels, as we have experienced in the past, most recently in 2025. These costs are further impacted by a number of factors, including coverage options elected by employees, macro-economic changes, proposed and enacted regulatory changes, wide-spread health-related outbreaks, increased utilization of new pharmaceuticals, and the use of AI-based billing solutions by healthcare providers. Contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs associated with the plans, which could substantially impair our financial condition or results of operations. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of plan expenses, our profitability or our ability to attract and retain clients may be adversely impacted. As a result, if we do not accurately forecast the costs of our plans, our business, financial condition or results of operations may be materially adversely affected. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.
Many of our clients select a PEO HR Solution pursuant to which we offer the health and welfare benefit plans sponsored by us to the WSEEs co-employed by those clients. The future impact and direction of healthcare reform, including future legislative or executive actions, is unknown and, if any such developments were to reduce our ability to make health care benefits available to WSEEs or were to make our offerings less attractive to our clients, then our business, financial condition, and results of operations may be materially adversely affected.
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
Subsequent changes resulting from action that may be taken at the federal or state level may impact our benefit plans, business model and future results of operations, including repeal or repeal and replacement of current healthcare reform provisions as has been advocated by some in the Presidential administration and Congressional leaders. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. We are currently unable to determine whether potential future healthcare reform changes or other regulatory action, including at the state level, may adversely affect our business or market conditions.

22	2025 Form 10-K

RISK FACTORS
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
If Insperity were found not to be an employer with respect to WSEEs for ERISA purposes, our plans would not comply with ERISA and/or the Code. Further, as a result of such finding, Insperity and our plans would not enjoy, with respect to WSEEs, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations as well as to claims based upon state common laws. In addition, if Insperity were found not to be the employer sponsoring a single-employer plan under ERISA for purposes of our health benefits plan, we could be subject to additional requirements under state and federal laws that could restrict our ability to provide benefits to our WSEEs in the same manner that we do today, which could negatively impact our business. In the case of any such events, we would endeavor to make available similar benefits at comparable costs in a manner that complied with applicable state laws. However, if we were unable to promptly transition our benefit plans to a compliant structure with terms that were acceptable to our clients and at a comparable cost to us, then our business, financial condition, and results of operations could be materially adversely affected.
Increases in workers’ compensation costs or our inability to secure replacement coverage on competitive terms could lead to a significant disruption and harm to our business.
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

23	2025 Form 10-K

RISK FACTORS
costs could increase, which could have a material adverse effect on our results of operations or financial condition. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of our workers’ compensation costs, our profitability or our ability to attract and retain clients may be adversely impacted.
The current workers’ compensation coverage with Chubb expires on September 30, 2026. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment or other tax rates may be limited.
We record our SUI expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final rate notices, we estimate our expected SUI rate in those states for which rate notices have not yet been received for purposes of forecasting and pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI rates would likely increase substantially. Some states have the ability under law to increase SUI rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans, as we recently experienced with California and New York in 2024 and California in 2025.
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
Many of our contracts for our PEO HR Solutions may be canceled on short notice. Our inability to renew client contracts or attract new clients could materially and adversely affect our financial condition or results of operations.
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Solutions clients, which could materially and adversely affect our financial condition or results of operations. Our middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, represented 26% of our average paid WSEEs, and clients with an average number of WSEEs that exceed 1,000 WSEEs represented 2% during 2025. Our new HRScale solution targets larger clients and could increase the number of clients with over 1,000 WSEEs. In the event we have large clients that terminate or an increase in terminating clients from our middle market client base, the financial impact of such an event could be significant. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 17% in 2025. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
Our loss of insurance coverage, the failure of our insurance carriers or increased insurance costs or deductibles could have a material adverse effect on us.
As part of our PEO HR Solutions, in addition to our health insurance carriers, we contract with other insurance carriers to provide workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance and ERISA bond coverage, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business and results of operations. In addition, in the event that our primary health carriers in any key market make material changes to their network of health care providers or facilities, such as the discontinuation of prominent hospital networks in key markets on occasion by a carrier in connection with their ongoing negotiations with those networks, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations. Further, we have experienced an increase in insurance premiums for our corporate policies as well as an increase in the deductible amounts for which we retain liability and a decrease in coverage limits. If these premiums or deductible amounts continue to increase, or

24	2025 Form 10-K

RISK FACTORS
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
In times of economic slowdowns, the federal government and states and municipalities in which we operate may experience reductions in tax revenues and corresponding budget deficits. In response to budget shortfalls, such as those experienced during the COVID pandemic, the federal government and many states and municipalities have in the past and may in the future increase or enact new taxes on businesses operating within their tax jurisdiction, including business activity taxes and income taxes. In addition, federal, state and local taxing agencies may increase their audit activity in an effort to identify additional tax revenues. New tax assessments on our operations could result in increased costs. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited. As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.
We may be subject to liabilities for client and employee actions.
As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations. A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its WSEEs, including questions concerning the ultimate liability for violations of employment, payroll, discrimination, and workplace safety laws. Our CSA establishes the contractual division of responsibilities between Insperity and our clients for various human capital management matters, including compliance with and liability under various governmental regulations. Also, we maintain an employment practices liability insurance policy for our clients.
Because we act as a co-employer, we may be subject to liability for violations of various employment, payroll, discrimination, privacy and biometric consent, and workplace safety laws despite these contractual provisions, even if we do not participate in such violations. AI-based technologies may also facilitate the ability of WSEEs, either on their own or with the assistance of counsel, to bring claims, which could impact the cost of the employment practices liability insurance that we provide or result in increased costs to us if we are also named in any such claims. Although the CSA generally requires the client to indemnify us for certain liabilities attributable to the client’s conduct and for the deductible under our employment practices liability insurance policy that we maintain on their behalf, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities to the extent that such liabilities are not covered or insured against under our insurance policies. These amounts could be significant and could result in increased insurance premiums for us, any of which could impact our business, financial condition or results of operations.

25	2025 Form 10-K

RISK FACTORS
Changes in federal, state and local regulation or our inability to obtain licenses under new regulatory frameworks could have a material adverse effect on our results of operations or financial condition.
As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these current laws (such as the Act, ERISA, and some state insurance codes and employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform despite the SBEA having provided clarification under federal employment tax laws for CPEOs. Some governmental programs and incentives designed to assist businesses and employees require us to make changes to our processes and systems in order to comply as an employer or to enable our clients and our WSEEs to benefit from these programs. For example, during the COVID pandemic, the CARES Act allowed companies to defer certain payroll taxes, which were reflected in the payrolls we processed for those clients and required us to make certain changes, without clear regulatory guidance. If we are unable to meet these requirements or make these changes, we could be subject to governmental fines or penalties or we may not meet client expectations, any of which could have a material adverse effect on our business, financial condition or results of operations.
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

26	2025 Form 10-K

RISK FACTORS
Competition and other developments in the HR services industry, including the impact of AI, may impact our growth and/or profitability.
The human resources services industry, including the PEO industry, is highly fragmented. Many PEOs have limited operations and fewer than 2,500 WSEEs, but there are several industry participants that are comparable to our size or larger. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions as well as web-based self-service bundled human resources offerings. Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet Group, Inc., Vensure, and Rippling. In many cases, these competitors offer a reduced service PEO offering at a lower price than our PEO HR Solutions. We expect that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services. In addition, competitors may be able to offer or develop new technology-based lower service models that may require us to make substantial investments in order to effectively compete. Further, AI may accelerate the ability of new competitors to enter the market with a lower cost or different business model, or may reduce the need of our clients and target market for the types of services that our PEO HR Solutions provide.
We offer a lower priced reduced service level PEO offering referred to as HR360 Select Edition in response to certain middle market client needs and the evolving PEO marketplace. As of December 2025, approximately 16% of our WSEEs were co-employed by HR360 Select Edition clients. In the event we were to experience a significant increase in the number of clients using the HR360 Select Edition offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Technology Risks
Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.
The HR services industry is experiencing rapid technological advances, including as a result of AI, to meet client expectations and expanding regulations. As new regulations are adopted, we must modify our systems to address these changes in the law, such as our efforts to implement the assistance provided to businesses and employees under the Covid relief programs, Secure 2.0 Act of 2022, and the OBBB. In order to make these types of modifications, we may be required to reallocate resources, potentially resulting in delays to planned competitive improvements to our systems. If we do not successfully or timely deploy these types of modifications, we may be unable to comply with regulations, which could subject us to penalties, damage our reputation or result in decreased sales. Further, in order to effectively compete in this environment, we must identify and predict trends, and adapt our technology and service offerings accordingly, including by leveraging AI in our solutions. In addition, if a larger portion of our client base falls within the middle market segment, we must also develop different technology and services to meet the more complex needs and demands of this key group, including by developing our new HRScale solution that is based on our proprietary Workday-based client tenant. (Please see “—We may not fully realize the anticipated benefits of our strategic partnership and joint solution with Workday, which could have a material adverse impact on our financial condition or results of operations.” below for a further discussion.) These efforts may require us to devote substantial resources to develop new functionality, or to integrate third-party solutions, into our offerings. If we fail to respond successfully to these developments or we make investments in enhancements that are not accepted by the market, then the demand for our solutions and services may diminish.
Disruptions of our information technology systems could damage our reputation and materially disrupt our business operations.
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third-party vendors. We must manage all of these systems, and are dependent on third parties to manage the systems that we obtain from them, including any upgrades, replacements or enhancements, to ensure that they continue to support our services. For example, in connection with our HRScale offering, we developed a joint solution that utilizes a proprietary instance of Workday’s HCM solution that is integrated with

27	2025 Form 10-K

RISK FACTORS
third parties and with our proprietary systems for our PEO HR Solutions. We also continue to monitor and make changes to our proprietary system for our PEO HR Solutions for compliance and modernization. Any delays or failures resulting from network outages; planned upgrades, enhancements, or replacements of software, hardware, or other systems, including in connection with our HRScale offering or any updated for compliance and modernization of systems; or other data processing disruptions, even for a brief period of time, could result in our inability to timely process transactions. The speed with which we, or third-party vendors, are able to address significant cybersecurity incidents may be influenced by the cooperation of certain government agencies. We may also incur significant costs in the future to protect against damage or disruptions that could be caused by cybersecurity incidents or to address privacy violations. If such failures cause us to not meet client service expectations or to breach our obligations to our clients, we may lose existing clients, have difficulty attracting new clients, incur regulatory penalties or liability to our clients, or suffer other financial losses, which may have a material adverse effect on our business and financial condition.
We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of data theft, cyberattacks or other security vulnerabilities.
In connection with our offerings, we collect, use, transmit and store large amounts of personal and business information about our WSEEs, employees paid under our traditional payroll solution, and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. Attacks on information technology systems continue to grow in frequency and sophistication (including the use of emerging artificial intelligence (“AI”) technologies), and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. Further, increased reliance by us and our clients on remote workforces impacts our control over cybersecurity protection and service stability and performance, which increases our exposure to cybersecurity and privacy issues. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. We have limited ability to monitor the implementation of similar safeguards by our vendors and do not have the ability to monitor such implementation by our clients or their employees, including WSEEs.
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
We also use a variety of tools to assist with our targeted digital marketing efforts, which is one of our principal means of identifying and engaging with prospective clients. Evolving and expanding privacy laws may limit our ability to attract new clients and our violation of these laws could subject us to litigation, fines and penalties, which could be substantial.
Further, we increasingly rely on third-party hosted solutions as part of our operations. We have limited ability to ensure that these parties are maintaining adequate cybersecurity safeguards or that they are using our data, which could include personal information of WSEEs, in accordance with our contract and their privacy policy. In the event of a misappropriation of private WSEE information in possession of the third parties, we may be liable to the WSEEs and subject to governmental fines and penalties, any of which could be material, and we may be limited in our ability to seek indemnity or reimbursement from the third party.
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

28	2025 Form 10-K

RISK FACTORS
Failure to comply with privacy, data protection, biometric, AI, and cybersecurity laws and regulations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are subject to various laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we incurred additional costs and reallocated internal resources in order to comply with the requirements of the California Privacy Rights Act (“CPRA”), which amended the California Consumer Privacy Act of 2018 (“CCPA”) and became effective on January 1, 2023, which has required us to reallocate additional resources in order to manage compliance in light of the changes implemented by the CPRA. Other states have adopted or are currently contemplating additional privacy requirements. Some states have also adopted laws regarding the use of biometric data, which laws may be applicable to us or our clients that use timeclocks or other HR technology with biometric scanners. Also, in recent years, legislation that creates obligations with respect to the development and/or use of AI has been adopted or is under consideration in the U.S. at both the federal and state level. As a result, current or future laws (including product liability regimes), regulatory or self-regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and machine learning, could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways. Generally, these laws do not address the co-employment relationship, which requires us to make determinations as to the requirements applicable to our WSEEs and our PEO HR Solutions clients. The future enactment of similar laws, rules or regulations, or an adverse determination as to the applicability of these laws, rules, or regulations to us, could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
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
We lease hosting facilities for our data centers at two separate facilities with one facility acting as our primary data center. These facilities host our internally-developed business applications, telecommunications equipment, information security infrastructure, and network equipment. If our data centers experience any interruptions or outages, and our business continuity plan is delayed or fails, then our operations may be materially impacted, which could result in our failure to meet our obligations to our clients, WSEEs, tax authorities, and/or other vendors, which could damage our reputation, subject us to liability, and have a material adverse effect on our business and financial condition.
In addition, many of our systems and services rely upon third-party technology. For example, Insperity HRScale that is under development with Workday utilizes Workday’s HCM. Other examples include the human capital management system on which our HRCore solution is based, the data analytics solution on which our Insperity People Analytics solution is based, and the payroll tax calculation and reporting tools that provide the rates used to calculate payroll taxes for our PEO HR Solutions, among others. Any failure by these service providers to deliver their services in a timely manner and in compliance with applicable laws could result in material interruptions to our operations; subject us to substantial fines, penalties, and other liabilities; damage our reputation; and result in a loss of clients.

29	2025 Form 10-K

RISK FACTORS
Other Operational Risks
We may not fully realize the anticipated benefits of our strategic partnership and joint solution with Workday, which could have a material adverse impact on our financial condition or results of operations.
We have announced a strategic partnership and are developing a joint solution with Workday known as Insperity HRScale. In 2025, we announced that we had entered into agreements with clients for our HRScale solution, our joint solution with Workday, commencing in the first quarter of 2026. Insperity HRScale involves, among other things, the offering of our PEO services using Workday’s human capital management solution, as well as joint marketing and sales efforts. The joint solution also requires integration with other third-party vendors and with our proprietary system for our PEO HR Solutions. The success of the strategic partnership and Insperity HRScale will depend on many factors, and we may not realize all, or any, of the anticipated benefits. We have devoted substantial resources and incurred significant costs to develop Insperity HRScale, and expect to continue to devote additional substantial resources and to spend additional significant amounts. The strategic partnership and development of Insperity HRScale involve numerous risks, including that we may be unable to complete the implementation of Insperity HRScale, or that implementation of Insperity HRScale may be more difficult, time-consuming, or costly than expected, including due to difficulties with integrations with third party vendors. We may also not receive the expected sales, marketing, and other benefits from the strategic partnership.
The full benefit of the strategic partnership requires the cooperation of the two companies on sales, marketing, and technology matters, as well as our ability to successfully integrate and implement Insperity HRScale with our other processes and systems in a manner that allows us to maintain compliance as a professional employer organization and incorporate appropriate financial and management systems and controls. In addition, we may fail to effectively market or sell Insperity HRScale, or there may be less demand than anticipated for Insperity HRScale. The strategic partnership and implementation of Insperity HRScale, may divert the attention of our technology, service, compliance, marketing, sales, management, and other teams away from our existing business solutions, which could result in the loss of existing or prospective clients or fines, penalties, or other liabilities if our existing business solutions and compliance are disrupted. We may also have conflicts or disagreements with Workday, which could disrupt the strategic partnership, could impact the development of Insperity HRScale, and could lead to termination of the strategic partnership.
The occurrence of one or more of these events could result in our failure to achieve anticipated growth or revenues, or require us to devote additional resources to the strategic partnership or to Insperity HRScale, or to lose the investments made relating to the development of Insperity HRScale, any of which could result in a material adverse effect on our business, financial condition, and results of operations, as well as reputational damage that could negatively impact our sales and retention efforts.
Failure to integrate or realize the expected return on future product offerings, including through acquisitions, strategic partnerships, and investments, could have a material adverse impact on our financial condition or results of operations.
We have adopted a strategy to market and sell additional solutions within and outside of our PEO HR Solutions. As part of this strategy, periodically we make strategic long-term decisions to partner with (including as a reseller arrangement), invest in and/or acquire new companies, business units or assets in order to offer new or enhanced solutions. Offering new solutions involves a number of risks such as entering markets or businesses in which we have no prior experience and that may be highly regulated; failing to integrate the new solution into our product and service offerings; diversion of technology, service, compliance, marketing, sales, management and other teams from other business concerns; in the case of a partnership or reseller arrangement, reliance on the service and technology of the third party; in the case of an investment or acquisition, over-valuation of the targeted business; and litigation or government action resulting from the activities of an acquired company or of our partner or from offering the new solution in a non-compliant manner. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, impairment of acquired assets, and substantial liability. Such developments could have a material impact to our business, financial condition, results of operations, and future growth rates, and could also result in reputational damage that could negatively impact our sales and retention efforts.

30	2025 Form 10-K

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
The SVP-ITS is supported by dedicated information technology and security personnel and resources, including team members that have numerous cybersecurity certifications, including a vice president of cybersecurity and risk management who holds a Ph.D. in information systems and a variety of security certifications, including CISSP. Collectively, these personnel and resources allow us to strategically integrate cybersecurity into our broader risk management framework and decision-making process.
We also have an Enterprise Risk Management Steering Committee (the “ERM Steering Committee”), which is responsible for formally identifying and evaluating risks that may affect our ability to execute our corporate strategy and fulfill our business objectives, including cybersecurity risks. The ERM Steering Committee is chaired by the Company’s chief financial officer and includes the Company’s SVP-ITS, general counsel, internal audit director, and other members of management. The ERM Steering Committee conducts an annual comprehensive risk review of our overall risk profile and analyzes any significant identified risks, including consideration of risks relating to cybersecurity matters, which the ERM Steering Committee then presents and discusses with the FRMA Committee and the entire Board. In addition to the formal annual review, members of the ERM Steering Committee review and provide periodic updates as appropriate regarding our overall risk profile and any significant identified risks to both the FRMA Committee and the entire Board. In addition, the SVP-ITS periodically meets with the FRMA Committee (including in executive session) and with the entire Board.
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

31	2025 Form 10-K

OTHER INFORMATION
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

32	2025 Form 10-K

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
The Atlanta service center, which currently services approximately 35% of our WSEE base, is located in a 50,600 square foot facility under lease until 2035.
The Dallas service center, which currently services approximately 22% of our WSEE base, is located in a 45,000 square foot facility under lease until 2031. In addition to the service center operations, the facility also contains sales operations.
The Houston service center, which currently services approximately 23% of our WSEE base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 20% of our WSEE base, is located in a 39,000 square foot facility under lease until 2029. In addition to the service center operations, the facility also contains sales operations.
Sales and Service Offices
As of December 31, 2025, we had sales and service personnel in 73 facilities located in 44 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2025, we had 90 sales offices in these 44 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

33	2025 Form 10-K

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

34	2025 Form 10-K

MINE SAFETY DISCLOSURES
Item 4.  Mine Safety Disclosures.
Not applicable.

35	2025 Form 10-K

EXECUTIVE OFFICERS
Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 3, 2026) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	69	Chairman of the Board & Chief Executive Officer
A. Steve Arizpe	68	President & Chief Operating Officer
James D. Allison	57	Executive Vice President of Finance, Chief Financial Officer & Treasurer
Christian P. Callens	54	Senior Vice President of Legal, General Counsel & Secretary
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

36	2025 Form 10-K

STOCK ACTIVITIES
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange and the NYSE Texas under the symbol “NSP.” As of February 3, 2026, there were 56 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
During 2025, we paid dividends of $90 million. The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about purchases by Insperity during the three months ended December 31, 2025 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
10/01/2025 — 10/31/2025	6,209	$49.30	—	1,407,764
11/01/2025 — 11/30/2025	—	—	—	1,407,764
12/01/2025 — 12/31/2025	—	—	—	1,407,764
Total	6,209	$49.30	—
____________________________________
(1)During the three months ended December 31, 2025, 6,209 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock. On August 1, 2023, we announced our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of December 31, 2025, we were authorized to repurchase an additional 1,407,764 shares under the program. Unless terminated earlier by resolution of our Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

37	2025 Form 10-K

STOCK ACTIVITIES
Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2020, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index, and the S&P Composite 1500 – Human Resource & Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P Composite 1500 – Human Resource and Employment Services Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Insperity, Inc.
S&P Smallcap 600
S&P Midcap 400
S&P Composite 1500 – Human Resource & Employment Services

*$100 invested on 12/31/20 in Insperity stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25

Insperity, Inc.	100.00	150.18	147.30	155.00	105.15	54.91
S&P Smallcap 600	100.00	126.82	106.40	123.48	134.22	142.30
S&P Midcap 400	100.00	124.76	108.47	126.29	143.88	154.68
S&P Composite 1500 – Human Resource & Employment Services	100.00	151.14	112.90	120.20	142.72	121.68
This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
Item 6. [Reserved].

38	2025 Form 10-K

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
Our comprehensive HR services offerings are provided through our Insperity® HR360 solution (formerly Workforce Optimization®), our Insperity® HR360 Select Edition solution (formerly Workforce SynchronizationTM), and our Insperity® HRScale solution (together, our “PEO HR Solutions”) which encompass a broad range of HR functions as discussed in Item 1. Business — Service Offerings — PEO HR Solutions.
HR360. Insperity’s HR360 solution, our largest source of revenue, is offered to small and medium-sized businesses seeking a comprehensive people strategy. From payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management to training and development, our HR360 solution offers a full range of services empowering clients to achieve a sophisticated HR function. HR360 provides access to our web-based human capital management platform, Insperity PremierTM.
HR360 Select Edition. Insperity’s HR360 Select Edition solution, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as HR360 and allows those clients to select, for an additional fee, from the strategic HR products and services that are included with HR360. HR360 Select Edition provides access to our web-based human capital management platform, Insperity Premier.
HRScale. Insperity’s HRScale solution is our newest service offering that we jointly developed through our strategic partnership with Workday, Inc. (“Workday”). Insperity’s HRScale solution is intended for growing and middle market companies and provides access to the advanced capabilities of Workday Human Capital Management (“HCM”). Our HRScale solution, which is priced higher than our HR360 offering, is designed to combine the HR expertise of our HR360 solution with the advanced capabilities of Workday HCM, with a focus on affordability, ease and speed of deployment, and agility as companies scale. Insperity’s HRScale solution is under development and we expect an initial group of clients to begin using our HRScale solution in the first quarter of 2026.
HRCore. We also offer a comprehensive traditional payroll and human capital management solution, known as Insperity HRCoreTM (formerly Workforce AccelerationTM), which we refer to as our “Traditional HR Solution” as discussed in Item 1. Business — Other Product and Services Offerings — Comprehensive Traditional Payroll and Human Capital Management Solution”.
We also offer a number of other business performance solutions, including Talent Acquisition Services, Retirement Services, Insurance Services, Contractor Management, and Perks+. These other products and services generally are offered only with our other solutions as discussed in Item 1. Business — Other Product and Services Offerings.
2025 Performance
•Average number of WSEEs paid per month increased 1% to 310,089. Revenues increased 4% on a 3% increase in revenue per WSEE.

39	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•We ended 2025 averaging 312,377 paid WSEEs in the fourth quarter of 2025, which represents a 1% increase over the fourth quarter of 2024.
•Approximately 26% of our average paid WSEEs were in our middle market sector for both the years ended December 31, 2025 and 2024, which is generally defined as companies with 150 to 5,000 WSEEs.
•Gross profit decreased 14% to $900 million. The decrease was primarily due to a 15% decrease in gross profit per WSEE, which was partially offset by a 1% increase in the average number of WSEEs paid per month. Gross profit per WSEE paid per month reflected, in part, a 3% pricing increase offset by a 6% increase in direct costs per WSEE. The increase in direct costs per WSEE was primarily attributable to a 9% increase in benefits costs per participant.
•Operating expenses decreased 3% in 2025 to $910 million, and included decreases in professional services, travel and event costs, and salary and wages. On a per WSEE per month basis, operating expenses decreased from $253 in 2024 to $245 in 2025.
•Net income (loss) and diluted earnings (loss) per share (“Diluted EPS”) both decreased 108% to $(7) million and $(0.19), respectively.
•Adjusted net income and adjusted EPS both decreased 71% to $39 million and $1.03, respectively.
•Adjusted EBITDA decreased 51% to $131 million.
•Our net income (loss) per WSEE per month decreased 108% from $25 in 2024 to $(2) in 2025.
•Our adjusted EBITDA per WSEE per month decreased 52% from $73 in 2024 to $35 in 2025.
•We ended 2025 with working capital of $102 million.
•During 2025, we paid $90 million in dividends, repurchased approximately 232,000 shares of our common stock at a cost of $19 million and paid $31 million in capital expenditures.
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Revenues
We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our PEO HR Solutions gross billings to clients include the payroll cost of each WSEE at the client location and a markup computed as a percentage of each WSEEs payroll cost. We invoice the gross billings concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services. Revenues that have been recognized but not invoiced represent unbilled accounts receivable included in accounts receivable, net on our Consolidated Balance Sheets.
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
Direct Costs
The primary direct costs associated with revenue-generating activities for our PEO HR Solutions are:
•employment-related taxes (“payroll taxes”)
•costs of employee benefit plans

40	2025 Form 10-K

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

◦outside professional service fees related to legal, consulting and accounting services

◦administrative costs, such as postage, printing and supplies

◦employee travel and training expenses

◦facility costs, including repairs and maintenance

◦technology costs, including software-as-a-service (“SaaS”) subscription costs, amortization of SaaS implementation costs, and costs associated with the development and implementation of Insperity HRScale, our joint solution with Workday.
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development and technology infrastructure.

41	2025 Form 10-K

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
We believe the following accounting policies are critical and/or require judgments and estimates used in the preparation of our Consolidated Financial Statements:
•Benefits costs — We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Solutions and our corporate employees and utilizes a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Harvard Pilgrim Health Care, all of which provide fully insured policies or service contracts.
The health insurance contract with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this program since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United program, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Program Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the program; and (3) the number of participants in the program, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into benefits costs.

Effective January 1, 2020 through December 31, 2025, our financial responsibility with United was limited to the first $1 million of paid claims per claimant per year. Beginning January 1, 2026, we have the option to annually elect to limit our responsibility for each participant’s claim costs to $500,000, $750,000, or $1,000,000 per year, which we elect based on the cost of the limit and our estimate of the benefit of that level of limit. For 2026, we have elected to limit our financial responsibility with United to the first $500,000 of paid claims per claimant per year.

Since the program’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Program Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the program would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Program Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the program would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with

42	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
United require us to maintain an accumulated cash surplus in the program of $9 million, which is reported as long-term prepaid insurance. As of December 31, 2025, Program Costs were more than the net premiums paid and owed to United by $18 million, which is included in accrued health insurance costs, a current liability on our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2025, were $7 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Our benefits costs incurred included an increase of $11 million in 2025 and a decrease of $29 million in 2024 for changes in estimated run-off related to prior periods, net of Individual Claims Limit.

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

The following table illustrates the sensitivity of changes in the completion rate on our estimate of total benefits costs of $3.2 billion in 2025:

Change in Completion Rate	Change in Benefits Costs (in millions)	Change in Net Income (in millions)

(2.5)%	$(33)	$25
(1.0)%	(13)	10
1.0%	13	(10)
2.5%	33	(25)
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

We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2025 and 2024, we reduced accrued workers’ compensation costs by $29 million and $32 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 3.9% in 2025 and 4.3% in 2024) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

43	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $87 million in 2025:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in millions)	Change in Net Income (in millions)

(5.0)%	$(4)	$3
(2.5)%	(2)	2
2.5%	2	(2)
5.0%	4	3

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2025, we received $29 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits – workers’ compensation. As of December 31, 2025, we had restricted cash of $82 million and deposits – workers’ compensation of $148 million. We have estimated and accrued $184 million in incurred workers’ compensation claim costs as of December 31, 2025. Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.
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

44	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE, and statistical data)	Year Ended December 31,			% Change
	2025	2024	2023	2025 v 2024	2024 v 2023

Financial data:
Revenues(1)	$6,812	$6,581	$6,486	4%	1%
Gross profit	900	1,052	1,037	(14)%	1%
Operating expenses	910	935	818	(3)%	14%
Operating income	(10)	117	219	(109)%	(47)%
Other income (expense), net	6	9	6	(33)%	50%
Net income (loss)	(7)	91	171	(108)%	(47)%
Diluted EPS	(0.19)	2.42	4.47	(108)%	(46)%

Non-GAAP financial measures(2):
Adjusted net income	$39	$135	$212	(71)%	(36)%
Adjusted EBITDA	131	270	354	(51)%	(24)%
Adjusted EPS	1.03	3.58	5.52	(71)%	(35)%

Average WSEEs paid	310,089	307,261	312,102	1%	(2)%

Statistical data (per WSEE per month):
Revenues(3)	$1,831	$1,785	$1,732	3%	3%
Gross profit	242	285	277	(15)%	3%
Operating expenses	245	253	219	(3)%	16%
Operating income	(3)	32	58	(109)%	(45)%
Net income (loss)	(2)	25	46	(108)%	(46)%
Adjusted EBITDA(2)	35	73	94	(52)%	(22)%
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross billings	$45,565	$43,752	$43,141
Less: WSEE payroll cost	38,753	37,171	36,655
Revenues	$6,812	$6,581	$6,486
(2)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(3)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2025	2024	2023
Gross billings	$12,245	$11,866	$11,519
Less: WSEE payroll cost	10,414	10,081	9,787
Revenues	$1,831	$1,785	$1,732

45	2025 Form 10-K

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
•During 2025, the average number of WSEEs paid from new client sales increased 1% from 2024. Average client retention increased from 81% in 2024 to 83% in 2025. The net change in our client base also increased when compared to 2024.
•During 2024, the average number of WSEEs paid from new client sales increased 2% from 2023. Average client retention declined from 83% in 2023 to 81% in 2024, while the net change in our client base remained positive, although lower than 2023.

Average WSEEs Paid and Year-over-Year Growth Percentage

46	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss) and Year-over-Year Growth Percentage (in millions)	EPS and Year-over-Year Growth Percentage (amounts per share)

$4.47
$2.42
(4)%
(46)%
(108)%
$(0.19)
2025
2024
2023

47	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)	Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)
Revenues
2025 Compared to 2024
Our revenues for 2025 were $6.8 billion, an increase of 4%, primarily due to the following:
•Average WSEEs paid increased 1%.
•Revenues per WSEE per month increased 3%, or $46.
2024 Compared to 2023
Our revenues for 2024 were $6.6 billion, an increase of 1%, primarily due to the following:
•Revenues per WSEE per month increased 3%, or $53, partially offset by a 2% decrease in average WSEEs paid.
We provide our PEO HR Solutions to small and medium-sized businesses throughout the United States. PEO HR Solutions revenue distribution by region follows:

48	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEO HR Solutions Revenue by Region
(in millions)
____________________________________
Note: Texas is included in the Southwest region.
The percentage of total PEO HR Solutions revenues in our significant markets include the following:
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

49	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Year-over-Year Growth Percentage (in millions)	Gross Profit per WSEE per Month and Year-over-Year Growth Percentage (per WSEE per month)
2025 Compared to 2024
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $46 due to higher average pricing of 3%.
The net increase in direct costs between 2025 and 2024 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $43 million as discussed below. The $89 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $61 per WSEE per month, or 9.2% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 63% in 2025 compared to 64% in 2024.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $11 million, or $3 per WSEE per month, in 2025 compared to a decrease in costs of $29 million, or $8 per WSEE per month, in 2024.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.

50	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Workers’ compensation costs
Our continued discipline around our client selection, workplace safety and claims management has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs increased 15%, or $3 per WSEE per month, in 2025 compared to 2024.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.26% in 2025 and 0.24% in 2024.
•We recorded a reduction in workers’ compensation costs of $29 million, or 0.09% of non-bonus payroll costs, in 2025 compared to a reduction of $32 million, or 0.10% of non-bonus payroll costs, in 2024, primarily as a result of closing out claims at lower than expected costs.
Please read “—Critical Accounting Policies and Estimates—Workers' Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 5% on a 4% increase in payroll costs, or $25 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were to 7% in both 2025 and 2024.
2024 Compared to 2023
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
Payroll tax costs
•Payroll taxes increased 2% on a 1% increase in payroll costs, or $24 per WSEE per month.

51	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Payroll taxes as a percentage of payroll costs were 7% in 2024 and 6% in 2023.
Operating Expenses
2025 Compared to 2024
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
(in millions, except per WSEE)	2025	2024	% Change	2025	2024	% Change

Salaries	$518	$521	(1)%	$139	$141	(1)%
Stock-based compensation	61	61	—	16	17	(6)%
Commissions	45	47	(4)%	12	13	(8)%
Advertising	38	38	—	10	10	—
General and administrative:
Amortization of SaaS implementation costs	5	11	(55)%	1	3	(67)%
Workday SaaS licensing and implementation expenses	20	29	(31)%	5	8	(38)%
All other general and administrative	178	184	(3)%	50	49	2%
Total general and administrative	203	224	(9)%	56	60	(7)%
Depreciation and amortization	45	44	2%	12	12	—
Total operating expenses	$910	$935	(3)%	$245	$253	(3)%
•General and administrative expenses for 2025 decreased 9% to $203 million, or $4 per WSEE per month, compared to 2024. The decrease was primarily due to lower professional services fees, resulting from the capitalization in 2025 of a portion of the expenses related to the development of our HRScale solution. Additionally, we incurred lower travel and training costs and amortization of SaaS implementation costs, partially offset by accelerated lease costs associated with the consolidation of sales offices in 2025 and software licensing and maintenance costs.

52	2025 Form 10-K

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
Other Income (Expense)
Other income (expense) was net income of $6 million, $9 million, and $6 million in 2025, 2024 and 2023, respectively.
In 2025, the decrease in other income from 2024 was due to lower deposits and interest rates on overnight investments. In 2024 and 2023, the increase in other income was due to an increase in interest rates on our marketable securities investments and workers’ compensation deposits, which was partially offset by an increase in interest expense related to higher average interest rates on borrowings under our credit facility. Please read Note 2 to the Consolidated Financial Statements, “Other Balance Sheet Information,” for additional information.
Income Tax Expense
Our effective income tax rate was (75)% in 2025, 28% in 2024 and 24% in 2023. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes, non-deductible expenses, and excess tax expense of $2 million associated with the vesting of equity compensation in 2025, and excess tax benefits associated with the vesting of equity compensation of less than $1 million and $5 million, in 2024 and 2023, respectively. Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional

53	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
information.
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

54	2025 Form 10-K

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

55	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Year Ended December 31,
	2025		2024		2023
		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$38,753	$10,414	$37,171	$10,081	$36,655	$9,787
Less: Bonus payroll cost	5,516	1,482	5,101	1,383	4,978	1,329
Non-bonus payroll cost	$33,237	$8,932	$32,070	$8,698	$31,677	$8,458
Payroll cost % change year over year	4%	3%	1%	3%	7%	1%
Non-bonus payroll cost % change year over year	4%	3%	1%	3%	8%	2%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	December 31, 2025	December 31, 2024

Cash, cash equivalents and marketable securities	$660	$1,055
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	468	830
Client prepayments	135	91
Adjusted cash, cash equivalents and marketable securities	$57	$134
Following is a reconciliation of net income (loss) (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Year Ended December 31,
(in millions, except per WSEE per month)	2025		2024		2023
		Per WSEE		Per WSEE		Per WSEE

Net income (loss)	$(7)	$(2)	$91	$25	$171	$46
Income tax expense	3	1	35	8	54	14
Interest expense	24	7	28	8	27	7
Amortization of SaaS implementation costs	5	1	11	3	6	2
Depreciation and amortization	45	12	44	12	43	11
EBITDA	70	19	209	56	301	80
Stock-based compensation	61	16	61	17	53	14
Adjusted EBITDA	$131	$35	$270	$73	$354	$94
Net income (loss) % change year over year	(108)%	(108)%	(47)%	(46)%	(4)%	(10)%
Adjusted EBITDA % change year over year	(51)%	(52)%	(24)%	(22)%	1%	(6)%

56	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (loss) (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in millions)	2025	2024	2023

Net income (loss)	$(7)	$91	$171
Non-GAAP adjustments:
Stock-based compensation	61	61	53
Tax effect	(15)	(17)	(12)
Total non-GAAP adjustments, net	46	44	41
Adjusted net income	$39	$135	$212
Net income (loss) % change year over year	(108)%	(47)%	(4)%
Adjusted net income % change year over year	(71)%	(36)%	(2)%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Year Ended December 31,
(amounts per share)	2025	2024	2023

Diluted EPS	$(0.19)	$2.42	$4.47
Non-GAAP adjustments:
Stock-based compensation	1.62	1.61	1.38
Tax effect	(0.40)	(0.45)	(0.33)
Total non-GAAP adjustments, net	1.22	1.16	1.05
Adjusted EPS	$1.03	$3.58	$5.52
Diluted EPS % change year over year	(108)%	(46)%	(4)%
Adjusted EPS % change year over year	(71)%	(35)%	(1)%
Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with public or private debt or equity. We have a revolving credit facility (“Facility”) with a syndicate of financial institutions with a current revolving credit commitment of $750 million. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
As of December 31, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
We had $660 million in cash, cash equivalents and marketable securities at December 31, 2025, of which approximately $468 million was payable in early January 2026 for withheld federal and state income taxes, employment taxes and other payroll deductions. Approximately $135 million represented client prepayments that were invoiced in January 2026. At December 31, 2025, we had working capital of $102 million compared to $155 million at December 31, 2024. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for 2026. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

57	2025 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash used in operating activities in 2025 was $278 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the year ended December 31, 2025, the last business day of the reporting period was a Wednesday, client prepayments were $135 million and employment taxes and other deductions were $468 million. In the year ended December 31, 2024, the last business day of the reporting period was a Tuesday, client prepayments were $91 million and employment taxes and other deductions were $830 million, which included $440 million of funds related to client employee retention tax credits received on their behalf from the Internal Revenue Service that were distributed to clients in early 2025.
•Workers’ compensation plan funding — During 2025 and 2024, we received $29 million and $39 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United program have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2025, Program Costs were more than the net premiums paid and owed to United by $18 million, which is included in accrued health insurance costs, a current liability on our Consolidated Balance Sheets at December 31, 2025. In addition, the premiums owed to United at December 31, 2025, were $7 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
•Operating results — Our net income (loss) and adjusted net income has a significant impact on our operating cash flows. Our net income (loss) and adjusted net income decreased 108% and 71% to $(7) million and $39 million in 2025, respectively, compared to $91 million and $135 million in 2024, respectively. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $31 million for the year ended December 31, 2025, primarily due to property and equipment purchases.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $90 million for the year ended December 31, 2025. We paid $90 million in dividends and repurchased or withheld $19 million in stock. In addition, client funds liability and other financing activities increased by $19 million.
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

58	2025 Form 10-K

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

59	2025 Form 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our Facility bear interest at a variable market rate. As of December 31, 2025, we had outstanding letters of credit and borrowings totaling $370 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

60	2025 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2025 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Trading Plans
During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

61	2025 Form 10-K

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
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.

62	2025 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

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

63	2025 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.8	†
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
Form of Officer Special Performance Unit Award Agreement granted on or after July 1, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2025).

10.11	†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.12	†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.13	†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.14	†	Directors Compensation Plan (as amended and restated April 1, 2017) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017).
10.15	†	Directors Compensation Plan (as amended and restated January 1, 2025) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2024).
10.16	*†	First Amendment and Appendix A to Directors Compensation Plan (as amended and restated January 1, 2025).
10.17		Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.18		Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.19		First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.20		Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.21		Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.22		Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.23
First Amendment to the Insperity Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed for the year ended December 31, 2019).

10.24		Insperity, Inc. Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on April 14, 2023 (No. 1-13998)).
10.25
First Amendment to the Insperity, Inc. Incentive Plan, as amended and restated effective May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2025).

10.26		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.27		Insperity, Inc. Long-Term Incentive Program, as amended and restated January 29, 2024 (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 2023).
10.28	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.29	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).

64	2025 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.30	(+)
Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.31	(+)
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

10.35	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.36	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.37	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.38	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.39	(+)
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.40	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2016).

10.41	(+)
Amendment to Minimum Premium Administrative Services Agreement (as previously amended effective January 1, 2016) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.42	(+)
Amendment to Minimum Premium Financial Agreement (as previously amended effective January 1, 2017) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

65	2025 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.43	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance Company entered into as of February 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2020).

10.44	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance Company entered into as of December 28, 2021 (incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-K for the year ended December 31, 2021).

10.45	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of October 29, 2024 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 2024).

10.46	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of March 28, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2025).

10.47	(+)
Letter Agreement by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company entered into as of November 3, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025).

10.48		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.49
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.50		Second Amendment to Amended and Restated Credit Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.51		Third Amendment to Amended and Restated Credit Agreement dated April 28, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.52		Fourth Amendment to the Amended and Restated Credit Agreement dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2022).
10.53
Fifth Amendment to the Amended and Restated Credit Agreement dated September 28, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2023).

10.54		Sixth Amendment to the Amended and Restated Credit Agreement dated April 26, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2024).
10.55		Seventh Amendment to the Amended and Restated Credit Agreement dated March 31, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2025).
10.56		Eighth Amendment to the Amended and Restated Credit Agreement dated December 15, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K file on December 15, 2025).
19		Policy on the Prevention of Insider Trading (incorporated by reference to Exhibit 19 of the Registrant's Form 10-K for the year ended December 31, 2024).
21.1	*	Subsidiaries of Insperity, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Insperity, Inc. Policy for Recovery of Erroneously Awarded Compensation Applicable to Executive Officers (incorporated by reference to Exhibit 97 to the Registrant's Form 10-K for the year ended December 31, 2023).

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

66	2025 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*	Filed herewith.
	**	Furnished with this report.
	†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
	(+)	Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) the type of information the Company treats as private or confidential.
ITEM 16.  FORM 10-K SUMMARY.
None.

67	2025 Form 10-K

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2026.

INSPERITY, INC.

By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

68	2025 Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 10, 2026:

Signature	Title
/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ James D. Allison	Executive Vice President of Finance,
James D. Allison	Chief Financial Officer & Treasurer
(Principal Financial Officer)

/s/ Sean P. Duffy	Senior Vice President of Finance
Sean P. Duffy	and Accounting
(Principal Accounting Officer)

*	Director
Timothy Clifford

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*	Director
W. Philip Wilmington

*By: /s/ Christian P. Callens
Christian P. Callens, attorney-in-fact

69	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.

F-1	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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

F-2	2025 Form 10-K

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Houston, Texas
February 10, 2026

F-3	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ James D. Allison
Paul J. Sarvadi	James D. Allison
Chairman of the Board & Chief Executive Officer	Executive Vice President, Finance, Chief Financial Officer & Treasurer

F-4	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Houston, Texas
February 10, 2026

F-5	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$642	$1,039
Restricted cash	82	69
Marketable securities	18	16
Accounts receivable, net	826	829
Prepaid insurance and related assets	6	25
Income taxes receivable	29	—
Funds held for clients and other current assets	119	107
Total current assets	1,722	2,085
Property and equipment, net of accumulated depreciation	177	192
Right-of-use (“ROU”) leased assets	63	65
Deposits and prepaid health insurance	165	195
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	22	34
Other assets	41	13
Total assets	$2,203	$2,597
Liabilities and stockholders' equity
Accounts payable	$6	$10
Payroll taxes and other payroll deductions payable	544	901
Accrued worksite employee payroll costs	764	730
Accrued health insurance costs	30	19
Accrued workers’ compensation costs	84	71
Accrued corporate payroll and commissions	78	82
Client funds liability and other accrued liabilities	114	117
Total current liabilities	1,620	1,930
Accrued workers’ compensation costs, net of current	102	135
Long-term debt	369	369
Operating lease liabilities, net of current	66	66
Total noncurrent liabilities	537	570
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 per share par value; 20 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120 shares authorized; 55.5 shares issued and 37.7 shares and 37.2 shares outstanding, respectively)	1	1
Additional paid-in capital	257	222
Treasury stock, at cost (17.8 and 18.3 shares held in treasury, respectively)	(850)	(864)
Retained earnings	638	738
Total stockholders' equity	46	97
Total liabilities and stockholders’ equity	$2,203	$2,597
See accompanying notes.

F-6	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023

Revenues	$6,812	$6,581	$6,486
Payroll taxes, benefits and workers’ compensation costs	5,912	5,529	5,449
Gross profit	900	1,052	1,037
Salaries, wages and payroll taxes	518	521	461
Stock-based compensation	61	61	53
Commissions	45	47	47
Advertising	38	38	37
General and administrative expenses	203	224	177
Depreciation and amortization	45	44	43
Total operating expenses	910	935	818
Operating income (loss)	(10)	117	219
Other income (expense):
Interest income	30	37	33
Interest expense	(24)	(28)	(27)
Income (loss) before income tax (benefit) expense	(4)	126	225
Income tax expense	3	35	54
Net income (loss)	$(7)	$91	$171

Net income (loss) per share of common stock
Basic	$(0.19)	$2.44	$4.53
Diluted	$(0.19)	$2.42	$4.47

See accompanying notes.

F-7	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
(in millions)	Shares	Amount

Balance at December 31, 2022	55	$1	$151	$(726)	$655	$81
Purchase of treasury stock, at cost	—	—	—	(132)	—	(132)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21)	25	(4)	—
Stock-based compensation expense	—	—	53	—	—	53
Other	—	—	2	2	1	5
Dividends paid	—	—	—	—	(84)	(84)
Net income	—	—	—	—	171	171
Balance at December 31, 2023	55	$1	$185	$(831)	$739	$94
Purchase of treasury stock, at cost	—	—	—	(63)	—	(63)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(24)	27	(3)	—
Stock-based compensation expense	—	—	60	1	—	61
Other	—	—	1	2	—	3
Dividends paid	—	—	—	—	(89)	(89)
Net income	—	—	—	—	91	91
Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
Purchase of treasury stock, at cost	—	—	—	(19)	—	(19)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(26)	29	(3)	—
Stock-based compensation expense	—	—	60	1	—	61
Other	—	—	1	3	—	4
Dividends paid	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	(7)	(7)
Balance at December 31, 2025	55	$1	$257	$(850)	$638	$46
See accompanying notes.

F-8	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023

Cash flows from operating activities
Net income (loss)	$(7)	$91	$171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45	44	43
Stock-based compensation	61	61	53
Deferred income taxes	12	(14)	(4)
Changes in operating assets and liabilities:
Accounts receivable	3	(135)	(71)
Prepaid insurance and related assets	19	(18)	5
Other current assets	4	(8)	(15)
Other assets and ROU assets	(9)	25	23
Accounts payable	(4)	(1)	3
Payroll taxes and other payroll deductions payable	(357)	335	10
Accrued worksite employee payroll costs	34	171	46
Accrued health insurance costs	11	(27)	(7)
Accrued workers’ compensation costs	(20)	(17)	(10)
Accrued corporate payroll, commissions and other accrued liabilities	(23)	(2)	(45)
Income taxes payable/receivable	(47)	15	(4)
Total adjustments	(271)	429	27
Net cash provided by (used in) operating activities	(278)	520	198

Cash flows from investing activities
Marketable securities:
Purchases	(26)	(23)	(48)
Proceeds from maturities	18	23	38
Proceeds from dispositions	8	—	28
Property and equipment purchases	(31)	(38)	(40)
Net cash used in investing activities	(31)	(38)	(22)

Cash flows from financing activities
Purchase of treasury stock	(19)	(63)	(131)
Dividends paid	(90)	(89)	(84)
Client funds liability and other	19	(21)	60
Net cash used in financing activities	(90)	(173)	(155)
Net increase (decrease) in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	(399)	309	21
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation beginning of year	1,344	1,035	1,014
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation end of year	$945	$1,344	$1,035
See accompanying notes.

F-9	2025 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in millions)	2025	2024	2023

Supplemental cash flow information:
Federal income taxes, net	$34	$25	$50
State income taxes, net:
California	—	—	3
Other	4	8	10

Cash paid for interest	23	32	22
ROU assets obtained in exchange for lease obligations	19	29	22
See accompanying notes.

F-10	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies
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
Our comprehensive HR services offerings are provided through our Insperity® HR360 solution (formerly Workforce Optimization®), our Insperity® HR360 Select Edition solution (formerly Workforce SynchronizationTM), and our Insperity® HRScale solution (together, our “PEO HR Solutions”) which encompass a broad range of HR functions as discussed in Item 1. Business — Service Offerings — PEO HR Solutions.
HR360. Insperity’s HR360 solution, our largest source of revenue, is offered to small and medium-sized businesses seeking a comprehensive people strategy. From payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management to training and development, our HR360 solution offers a full range of services empowering clients to achieve a sophisticated HR function. HR360 provides access to our web-based human capital management platform, Insperity PremierTM.
HR360 Select Edition. Insperity’s HR360 Select Edition solution, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as HR360 and allows those clients to select, for an additional fee, from the strategic HR products and services that are included with HR360. HR360 Select Edition provides access to our web-based human capital management platform, Insperity Premier.
HRScale. Insperity’s HRScale solution is our newest service offering that we jointly developed through our strategic partnership with Workday, Inc. (“Workday”). Insperity’s HRScale solution is intended for growing and middle market companies and provides access to the advanced capabilities of Workday Human Capital Management (“HCM”). Our HRScale solution, which is priced higher than our HR360 offering, is designed to combine the HR expertise of our HR360 solution with the advanced capabilities of Workday HCM, with a focus on affordability, ease and speed of deployment, and agility as companies scale. Insperity’s HRScale solution is under development and we expect an initial group of clients to begin using our HRScale solution in the first quarter of 2026.
HRCore. We also offer a comprehensive traditional payroll and human capital management solution, known as Insperity HRCoreTM (formerly Workforce AccelerationTM), which we refer to as our “Traditional HR Solution” as discussed in Item 1. Business — Other Product and Services Offerings — Comprehensive Traditional Payroll and Human Capital Management Solution”.
We also offer a number of other business performance solutions, including Talent Acquisition Services, Retirement Services, Insurance Services, Contractor Management, and Perks+. These other products and services generally are offered only with our other solutions as discussed in Item 1. Business — Other Product and Services Offerings.
We provide our PEO HR Solutions by entering into a co-employment relationship with our clients, under which Insperity and its clients each take responsibility for certain portions of the employer-employee relationship. Insperity and its clients designate each party’s responsibilities through its Client Service Agreement (“CSA”), under which Insperity becomes an employer of the employees who work at the client’s location (“WSEE”) for most administrative and regulatory purposes.
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

F-11	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of payroll-related taxes; (3) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (4) to provide employee benefit programs; and (5) to provide workers’ compensation insurance coverage.
In addition to our assumption of employer status for our WSEEs, our PEO HR Solutions also includes other human resources functions for our clients to support the effective and efficient use of personnel in their business operations. To provide these functions, we maintain a significant staff of professionals trained in a wide variety of HR functions, including employee training, employee recruiting, employee performance management, employee compensation and employer liability management. These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that we are providing appropriate and timely human capital management services.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $810 million at both December 31, 2025 and December 31, 2024, and are included in accounts receivable, net on our Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

F-12	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Northeast	$1,873	$1,801	$1,757
Southeast	972	926	907
Central	1,230	1,195	1,170
Southwest	1,279	1,245	1,250
West	1,388	1,344	1,337
	6,742	6,511	6,421
Other revenue	70	70	65
Total revenue	$6,812	$6,581	$6,486
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Gross billings	$45,565	$43,752	$43,141
Less: WSEE payroll cost	38,753	37,171	36,655
Revenues	$6,812	$6,581	$6,486

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

F-13	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The HR Solutions segment derives revenue from customers by providing various human resource services through professional service contracts. The accounting policies of the HR Solutions segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on our Consolidated Balance Sheets as total assets, and the CODM assesses performance and decides how to allocate resources based on net income as reported on our Consolidated Statements of Operations.
The CODM reviews revenues and expenses at the consolidated level as disclosed in our Consolidated Statements of Operations and uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our HR Solutions segment or into other areas of the entity, such as for acquisitions or to pay dividends. Net income is also used to monitor budget versus actual results and in competitive analysis by benchmarking to our competitors. The competitive analysis and the monitoring of budgeted versus actual results are used in assessing the segment’s performance and in establishing management’s compensation.
Since we have only one operating segment, we do not have intra-entity sales or transfers.
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
We account for marketable securities in accordance with ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2025 and 2024, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

F-14	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	December 31, 2025	December 31, 2024

Land	$6	$6
Buildings and improvements	227	225
Computer hardware and software	149	145
Software development costs	165	149
Furniture, fixtures and other	57	56
Property and equipment, gross	604	581
Accumulated depreciation and amortization	(427)	(389)
Property and equipment, net	$177	$192
The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life

Buildings and improvements	5	—	30	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	5	years
Furniture, fixtures and other	5	—	7	years
Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $14 million, $13 million and $14 million in amortization of capitalized software development costs in 2025, 2024 and 2023, respectively. Unamortized software development costs were $34 million and $32 million at December 31, 2025 and 2024, respectively.
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
Cloud Computing Arrangements
We incur costs to implement cloud computing arrangements that are hosted by third-party vendors. SaaS implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. The capitalized costs are recorded in our short-term and long-term other assets on our Consolidated Balance Sheets. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement, typically a one to five year period. We recognized $5 million, $11 million, and $6 million in amortization of SaaS implementation costs in 2025, 2024, and 2023, respectively. These costs are recorded in general and administrative expenses in our Consolidated Statements of Operations. Unamortized SaaS implementation costs were $31 million and $16 million at December 31, 2025 and 2024, respectively.
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

F-15	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component related to our other operating facilities. Lease expense for 2025 includes $3 million of accelerated lease costs related to office closures during the year. Please read Note 11, “Leases,” for additional information.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2025, 2024 or 2023.
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
Approximately 85% of our costs related to health insurance coverage are incurred under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020 up through December 31, 2025, our financial responsibility for a participant’s annual claim costs was limited to $1 million (“Individual Claims Limit”). Beginning January 1, 2026, we have the option to annually elect to limit our responsibility for each participant’s claim costs to $500,000, $750,000, or $1,000,000 per year, which we elect based on the cost of the limit and our estimate of the benefit of that level of limit. For 2026, we have elected to limit our financial responsibility with United to the first $500,000 of paid claims per claimant per year. Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Program Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the program, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Program Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Program Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at December 31, 2025, and is included in deposits - health insurance as a long-term asset on our Consolidated Balance Sheets. As of December 31, 2025, Program Costs were more than the net premiums paid and owed to United by $18 million, which is included in accrued health insurance costs, a current liability on our Consolidated Balance Sheets at December 31, 2025. In addition, the premiums owed to United at December 31, 2025, were $7 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Our benefits costs incurred in 2025 included an increase of $11 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit. Our benefits costs incurred in 2024 included a decrease of $29 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.

F-16	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the year ended December 31, 2025 and 2024, we reduced accrued workers’ compensation costs by $29 million and $32 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 3.9% in the 2025 period and 4.3% in 2024) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in millions)	2025	2024

Beginning balance, January 1,	$204	$220
Accrued claims, net	74	65
Present value discount, net of accretion	(12)	(12)
Paid claims	(82)	(69)
Ending balance	$184	$204

Current portion of accrued claims	$82	$69
Long-term portion of accrued claims	102	135
Total accrued claims	$184	$204
The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at both December 31, 2025 and 2024 includes $2 million, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $227 million as of December 31, 2025 and $240 million as of December 31, 2024.
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

F-17	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets. At December 31, 2025, we had restricted cash of $82 million and deposits – workers’ compensation of $148 million, of which $230 million was held in trust bank accounts.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.
During 2025, we received $29 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits - workers’ compensation.
Stock-Based Compensation
At December 31, 2025, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees to be recognized in the income statement based on their fair values.
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
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2025, 2024, and 2023. Matching contributions under the Corporate Plan are immediately vested. During 2025, 2024 and 2023, we made matching contributions on behalf of corporate employees to the Corporate Plan of $19 million, $19 million, and $17 million, respectively, and are included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2025, 2024 and 2023, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $418 million, $390 million, and $375 million, respectively.
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

F-18	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for the year ended December 31, 2025, on a retrospective basis, and the impact of the adoption was not material to our Consolidated Financial Statements. Please read Note 7, “Income Taxes,” for additional information.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting For Internal-Use Software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual periods, with early adoption permitted. We are currently evaluating the guidance, but do not expect this ASU to materially impact our Consolidated Financial Statements.

2.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31, 2025			December 31, 2024
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$638	$—	$638	$931	$—	$931
Investment holdings	22	18	40	117	16	133
	660	18	678	1,048	16	1,064
Cash in demand accounts	22	—	22	27	—	27
Outstanding checks	(40)	—	(40)	(36)	—	(36)
Total	$642	$18	$660	$1,039	$16	$1,055
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at December 31, 2025 and December 31, 2024 included $468 million and $830 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $135 million and $91 million, respectively, in client prepayments. In addition, $440 million of client employee retention tax credits received on their behalf from the Internal Revenue Service during the fourth quarter of 2024 were distributed to clients in early 2025.

F-19	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits – Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation
Cash and cash equivalents	$1,039	$693	$733
Restricted cash	69	57	50
Other current assets - funds held for clients(1)	58	87	35
Deposits – workers’ compensation	178	198	196
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation beginning of year	$1,344	$1,035	$1,014

Cash and cash equivalents	$642	$1,039	$693
Restricted cash	82	69	57
Other current assets - funds held for clients(1)	73	58	87
Deposits – workers’ compensation	148	178	198
Cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation end of year	$945	$1,344	$1,035
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
Payroll Taxes and Other Payroll Deductions Payable
As a co-employer, we generally assume responsibility for the withholding and remittance of federal and state payroll taxes and other payroll deductions with respect to wages and salaries paid to our WSEEs. As of December 31, 2025 and December 31, 2024, payroll taxes and other payroll deductions payable were $544 million and $901 million, respectively. The balance at December 31, 2024 includes $440 million of funds we received in late December 2024 from the Internal Revenue Service related to employee retention tax credits claimed by our PEO clients under the COVID relief programs, that were distributed to clients in early 2025.

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
•Level 3 - significant unobservable inputs

F-20	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	December 31, 2025		December 31, 2024
(in millions)	Total	Level 1	Total	Level 1

Money market funds	$660	$660	$1,048	$1,048
U.S. Treasury bills	18	18	16	16
	678	678	1,064	1,064
Deposits - money market funds	230	230	241	241
Total	$908	$908	$1,305	$1,305
Please read Note 2. “Other Balance Sheet Information,” for additional information.
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

December 31, 2025
U.S. Treasury bills	$18	$—	$—	$18

December 31, 2024
U.S. Treasury bills	$16	$—	$—	$16
As of December 31, 2025, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of December 31, 2025, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, “Long-Term Debt,” for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in millions)	2025	2024

Trade, net	$6	$9
Unbilled	810	810
Other	10	10
Accounts receivable, net	$826	$829

F-21	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1 million as of both December 31, 2025 and 2024. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
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

	December 31,
(in millions)	2025	2024

Accrued worksite employee payroll cost	$764	$730
Unbilled revenues	181	171
Client prepayments	(135)	(91)
Unbilled accounts receivable	$810	$810

5.	Deposits and Prepaid Health Insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in millions)	2025	2024

Prepaid health insurance	$9	$9
Deposits — health insurance	8	8
Deposits — workers’ compensation	148	178
Deposits and prepaid health insurance	$165	$195
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
We have a revolving credit facility (the “Facility”) with a revolving credit commitment of $750 million. The Facility may be further increased to $800 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At December 31, 2025, our outstanding balance on the Facility was $369 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in unused commitment of $380 million.

F-22	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. During 2025, we amended the Facility to exclude dividends from the interest coverage ratio financial covenant and increase the maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2025.
The Facility matures on December 15, 2028. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Term SOFR for term SOFR loans, in either case plus an applicable margin. Term SOFR is a forward-looking term rate based on the secured overnight financing rate. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.50% and (2) in the case of alternate base rate loans, from 0.50% to 1.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for 2025 was 6.1%. Interest expense and unused commitment fees are recorded in other income (expense).

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in millions)	2025	2024

Deferred tax liabilities
Prepaid assets	$(4)	$(4)
Depreciation	(3)	(5)
Software development costs	(2)	—
Tenant improvements	(3)	(3)
Right-of-use leased assets	(19)	(19)
Intangibles	(3)	(3)
Total deferred tax liabilities	(34)	(34)

Deferred tax assets
Accrued incentive compensation	11	12
Workers’ compensation accruals	4	4
Accrued rent	3	2
Software development costs	—	13
Stock-based compensation	15	15
Operating lease liabilities	22	22
Other	2	1
Total deferred tax assets	57	69
Valuation allowance	(1)	(1)
Total net deferred tax assets	56	68
Net deferred tax assets	$22	$34

F-23	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income tax expense are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Current income tax expense (benefit)
Federal	$(7)	$41	$49
State	(2)	8	9
Total current income tax expense (benefit)	(9)	49	58

Deferred income tax expense (benefit)
Federal	10	(11)	(3)
State	2	(3)	(1)
Total deferred income tax expense (benefit)	12	(14)	(4)
Total income tax expense	$3	$35	$54
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
	2025		2024		2023
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Expected income tax expense (benefit) at U.S. federal statutory rate	$(1)	21%	$26	21%	$47	21%
State income taxes, net of federal benefit(1)	1	(14)%	4	3%	7	3%
Tax credits
Research and development credit	(3)	70%	(1)	(1)%	(1)	(1)%
Nontaxable or nondeductible Items
Equity compensation	1	(33)%	1	1%	(4)	(2)%
Executive compensation limited under 162(m)	2	(42)%	3	2%	2	1%
Qualified transportation benefits	2	(40)%	1	1%	1	1%
Meals and entertainment	1	(37)%	1	1%	2	1%
Effective tax rate	$3	(75)%	$35	28%	$54	24%
 ____________________________________
(1) State and local income taxes in the following states make up the majority (greater than 50%) of the tax effected category:
     In 2025, California. In 2024, California, New York, New York City, and Illinois. In 2023, California, New York, and New York City.
At December 31, 2025, we had net operating loss carryforwards totaling $1 million that expire from 2029 to 2030 related to an acquisition that occurred in 2010.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, 2024 and 2023, we had no uncertain tax positions, and as a result, have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service of the United States. The tax years 2021 through 2024 remain open to examination by various state tax authorities.

8.	Stockholders' Equity
During 2025, we repurchased or withheld an aggregate of 231,668 shares of our common stock, as described below.
Repurchase Program

F-24	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During 2025, 45,000 shares were repurchased under the Repurchase Program. As of December 31, 2025, we were authorized to repurchase an additional 1,407,764 shares under the Repurchase Program.
Withheld Shares
During 2025, we withheld 186,668 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2025	2024

First quarter	$0.60	$0.57
Second quarter	0.60	0.60
Third quarter	0.60	0.60
Fourth quarter	0.60	0.60
During 2025 and 2024, we declared and paid dividends totaling $90 million and $89 million, respectively.
Preferred Stock
At December 31, 2025, 20 million shares of preferred stock were authorized.

9.	Incentive Plans
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
The Incentive Plan is administered by the Compensation Committee of the Board (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, whether the awards participate in dividends or dividend equivalents, and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plan is necessary only when required by applicable law or stock exchange rules. Assuming all outstanding LTIP awards are paid at 150% achievement of pre-established performance goals and all outstanding performance-based stock unit awards tied solely to the Company’s stock price are paid at 50% achievement of pre-established performance goals, at December 31, 2025, 1.3 million shares of common stock were available for future grants under the Incentive Plan.
We also maintain the LTIP under the Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2025, 2024 and 2023.

F-25	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employees who attain a minimum age of 62 and have provided 15 years or more of continuous service may continue to vest in certain awards following a qualifying retirement as defined under the Incentive Plan award agreement, as though they were still an employee, provided the grant date of the award is six months or more before the employee’s last day of employment, the employee provides the Company with six months advance notice of retirement, the employee continues to work full-time during such six (6) month period, and the employee signs a waiver and release of claims. In addition, in order to avoid forfeiting any outstanding award, a retired employee must refrain from providing any services, including but not limited to, as an employee, director, advisor, or independent contractor to a business engaged in providing any services offered by the Company and its subsidiaries and affiliates at the time of the employee’s retirement, including but not limited to PEO services, payroll services, retirement services or insurances services. For a termination following a qualifying retirement, time-based awards will continue to vest in the normal course. For a termination following a qualifying retirement, certain performance-based awards with completed or in-process performance periods are adjusted for achievement of the performance criteria, prorated through the date of termination and paid in the normal course, while performance-based awards for performance periods that have not started are forfeited. Stock-based compensation expense related to time-based and performance-based awards is accelerated over the requisite service period for employees who meet the requirements for continued vesting.
Stock-based compensation expense and other disclosures for stock-based awards follows:

	Year Ended December 31,
(in millions)	2025	2024	2023

Stock-based compensation expense recognized	$61	$61	$53
Income tax benefit realized from stock-based compensation expense	15	17	12
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
The following is a summary of time-based RSU award activity for 2025:

	Total Awards (in thousands)	Weighted Average Grant Date Fair Value

Non-vested — December 31, 2024	1,134	$104.96
Granted	714	87.16
Vested	(588)	101.98
Canceled	(62)	96.35
Non-vested — December 31, 2025	1,198	$96.67
Additional disclosures for time-based RSUs:

	Year Ended December 31,
	2025	2024	2023

Weighted average grant date fair value of awards granted	$87.16	$98.86	$123.66
Fair value of awards vested during the year (in millions)	50	49	59
As of December 31, 2025, unrecognized compensation expense associated with the unvested RSUs outstanding was $55 million and is expected to be recognized over a weighted average period of 22 months.

F-26	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2025:

	Number of Performance Units	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested — December 31, 2024	193	$106.79
Granted	104	98.22
Vested(1)	(20)	89.95
Canceled(2)	(56)	106.31
Non-vested — December 31, 2025	221	$104.40
 ____________________________________
(1) The determination of achievement results and corresponding vesting of the 2022 LTIP awards occurred in February 2025 resulting in recipients receiving approximately 43,000 shares of common stock with a fair value of $4 million.
(2) Includes forfeitures and performance adjustments for outstanding tranches of LTIP awards that were certified in 2025 at less than 100% achievement.
As of December 31, 2025, we estimate that approximately 8,000, 69,000 and 78,000 shares will vest with less than $1 million, $2 million and $5 million in unamortized compensation expense related to the 2023, 2024 and 2025 LTIP grants, respectively, expected to be recognized over a weighted average period of 19 months.
Additional disclosures for LTIP awards:

	Year Ended December 31,
	2025	2024	2023

Weighted average grant date fair value of awards granted	$98.22	$97.70	$133.08
Fair value of awards vested during the year (in millions)	4	10	17
Performance-Based Stock Units
Each performance-based stock unit (“PSU”) represents the right to receive common shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets, which can range from 0% to 100% of the targeted amounts. These PSUs are market-based awards that vest at the end of a five-year period assuming continued employment and achievement of market-based performance goals. The fair value of market-based performance awards was determined through the use of the Monte Carlo simulation method. The compensation expense for the PSU awards is recognized on a straight-line basis over the vesting terms.

F-27	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the PSU award activity, at 100% of targeted amount, for 2025:

	Number of Performance Units	Weighted Average Grant Date Fair Value
	(in thousands)

Non-vested — December 31, 2024	—	$—
Granted	500	16.90
Vested	—	—
Canceled	—	—
Non-vested — December 31, 2025	500	$16.90
As of December 31, 2025, we estimate that approximately 250,000 shares will vest with $8 million in unamortized compensation expense related to the PSU grants expected to be recognized over a weighted average period of 55 months.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount from the stock price at the end of the offering period. The ESPP is a non-compensatory plan under GAAP for stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 67,000, 46,000 and 39,000 shares were issued from treasury under the ESPP during fiscal years 2025, 2024 and 2023, respectively.

10.	Earnings Per Share
Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based RSUs.
The following table summarizes the net income (loss) and the basic and diluted shares used in the earnings per share computations:

	Year Ended December 31,
(in millions)	2025	2024	2023

Net income (loss)	$(7)	$91	$171

Weighted average common shares outstanding	38	38	38
Adjusted weighted average common shares outstanding	38	38	38

For our time-based and performance-based RSU awards, we excluded an insignificant number of shares from the calculation of diluted earnings per share due to such shares being anti-dilutive during the years ended December 31, 2025, 2024 and 2023.

11.	Leases
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2025, 2024 and 2023 were $24 million, $20 million, and $19 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. Lease costs for 2025 includes $3 million of accelerated lease costs related to the consolidation of sales offices during the year. During 2025, cash paid for amounts included in the measurement of operating lease liabilities was $24 million.
The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term

F-28	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and weighted average discount rates related to our operating leases:

(dollars in millions)	Classification in Consolidated Balance Sheets	December 31, 2025

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$19
Long-term operating lease liabilities	Operating lease liabilities, net of current	66
Total operating lease liabilities		85
Less:
Landlord funded tenant improvements		10
Deferred rent		12
Operating lease ROU assets	Right-of-use leased assets	$63

Weighted average remaining lease term		5 years
Weighted average discount rate		5%
The following presents the maturity of our operating lease liabilities as of December 31, 2025:

(in millions)	Operating Leases

2026	$23
2027	22
2028	18
2029	12
2030	9
Thereafter	13
Total remaining obligation	97
Less imputed interest	12
Present value of lease liabilities	$85
As of December 31, 2025, we have additional operating leases that have not yet commenced of $5 million with lease terms between six and seven years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2025, future purchase and service obligations greater than $100,000 and one year were as follows:

(in millions)

2026	$58
2027	48
2028	33
2029	10
Total obligations	$149

F-29	2025 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

F-30	2025 Form 10-K