Form 10-Q
period 2026-06-30
INSPERITY, INC.
filed 2026-07-30
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or
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
Yes ☐  No ☒

As of July 22, 2026, 38,195,270 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “forecasts,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; including our strategic partnership with Workday, Inc.; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base these forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
•adverse economic conditions;
•disallowance of, or other liabilities associated with, employee retention tax credits under certain COVID-19 relief programs;
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
•bank failures or other events affecting financial institutions;
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
•an adverse final judgment or settlement of claims against Insperity;

2026 Second Quarter Form 10-Q	4

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

2026 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

(in millions)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$619	$642
Restricted cash	81	82
Marketable securities	—	18
Accounts receivable, net	878	826
Prepaid insurance and related assets	57	6
Income taxes receivable	26	29
Funds held for clients and other current assets	106	119
Total current assets	1,767	1,722
Property and equipment, net of accumulated depreciation	170	177
Right-of-use (“ROU”) leased assets	57	63
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	160	148
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	—	22
Other assets	50	41
Total assets	$2,234	$2,203

Liabilities and stockholders' equity
Accounts payable	$10	$6
Payroll taxes and other payroll deductions payable	534	544
Accrued worksite employee payroll costs	760	764
Accrued health insurance costs	61	30
Accrued workers’ compensation costs	83	84
Accrued corporate payroll and commissions	54	78
Client funds liability and other accrued liabilities	85	114
Total current liabilities	1,587	1,620
Accrued workers’ compensation costs, net of current	103	102
Long-term debt	419	369
Operating lease liabilities, net of current	59	66
Deferred income taxes, net	5	—
Total noncurrent liabilities	586	537
Commitments and contingencies
Common stock	1	1
Additional paid-in capital	255	257
Treasury stock, at cost	(824)	(850)
Retained earnings	629	638
Total stockholders' equity	61	46
Total liabilities and stockholders’ equity	$2,234	$2,203
See accompanying notes.

2026 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025

Revenues	$1,686	$1,658	$3,581	$3,521
Payroll taxes, benefits and workers’ compensation costs	1,469	1,435	3,062	2,988
Gross profit	217	223	519	533
Salaries, wages and payroll taxes	115	129	255	271
Stock-based compensation	13	20	26	31
Commissions	10	10	20	21
Advertising	14	11	25	18
General and administrative expenses	49	49	104	109
Depreciation and amortization	10	11	21	22
Total operating expenses	211	230	451	472
Operating income (loss)	6	(7)	68	61
Other income (expense):
Interest income	5	7	12	17
Interest expense	(6)	(6)	(12)	(12)
Income (loss) before income tax (benefit) expense	5	(6)	68	66
Income tax (benefit) expense	1	(1)	31	20
Net income (loss)	$4	$(5)	$37	$46

Net income (loss) per share of common stock
Basic	$0.10	$(0.14)	$0.98	$1.22
Diluted	$0.10	$(0.14)	$0.97	$1.22

See accompanying notes.

2026 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2026 and 2025

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2025	55	$1	$257	$(850)	$638	$46
Purchase of treasury stock, at cost	—	—	—	(4)	—	(4)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(26)	27	(1)	—
Stock-based compensation expense	—	—	26	—	—	26
Other	—	—	(2)	3	1	2
Dividends paid	—	—	—	—	(46)	(46)
Net income	—	—	—	—	37	37
Balance at June 30, 2026	55	$1	$255	$(824)	$629	$61

Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
Purchase of treasury stock, at cost	—	—	—	(19)	—	(19)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25)	28	(3)	—
Stock-based compensation expense	—	—	30	1	—	31
Other	—	—	1	1	—	2
Dividends paid	—	—	—	—	(45)	(45)
Net income	—	—	—	—	46	46
Balance at June 30, 2025	55	$1	$228	$(853)	$736	$112

2026 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended June 30, 2026 and 2025

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at March 31, 2026	55	$1	$244	$(826)	$648	$67
Stock-based compensation expense	—	—	13	—	—	13
Other	—	—	(2)	2	—	—
Dividends paid	—	—	—	—	(23)	(23)
Net income	—	—	—	—	4	4
Balance at June 30, 2026	55	$1	$255	$(824)	$629	$61

Balance at March 31, 2025	55	$1	$209	$(855)	$764	$119
Issuance of equity-based incentive awards and dividend equivalents	—	—	—	1	(1)	—
Stock-based compensation expense	—	—	19	1	—	20
Dividends paid	—	—	—	—	(22)	(22)
Net loss	—	—	—	—	(5)	(5)
Balance at June 30, 2025	55	$1	$228	$(853)	$736	$112
See accompanying notes.

2026 Second Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2026	2025

Cash flows from operating activities
Net income	$37	$46
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21	22
Stock-based compensation	26	31
Deferred income taxes	27	12
Changes in operating assets and liabilities:
Accounts receivable	(52)	(14)
Prepaid insurance and related assets	(51)	(16)
Other current assets	(13)	1
Other assets and ROU assets	—	(6)
Accounts payable	4	(4)
Payroll taxes and other payroll deductions payable	(10)	(535)
Accrued worksite employee payroll costs	(4)	(14)
Accrued health insurance costs	31	38
Accrued workers’ compensation costs	—	(14)
Accrued corporate payroll, commissions and other accrued liabilities	(38)	(40)
Income taxes payable/receivable	3	(29)
Total adjustments	(56)	(568)
Net cash used in operating activities	(19)	(522)
Cash flows from investing activities
Marketable securities:
Purchases	(10)	(10)
Proceeds from maturities	6	12
Proceeds from dispositions	22	—
Property and equipment purchases	(13)	(13)
Net cash provided by (used in) investing activities	5	(11)
Cash flows from financing activities
Purchase of treasury stock	(4)	(19)
Dividends paid	(46)	(45)
Borrowings under revolving line of credit	50	—
Client funds liability and other	(21)	(14)
Net cash used in financing activities	(21)	(78)
Net decrease in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	(35)	(611)
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	945	1,344
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$910	$733
Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$3	$10
See accompanying notes.

2026 Second Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2025. Our Consolidated Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Consolidated Balance Sheet at June 30, 2026 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2026 and 2025, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2026 and 2025 and our Consolidated Statements of Stockholders' Equity for each of the three and six month periods ended June 30, 2026 and 2025, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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

2026 Second Quarter Form 10-Q	11

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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Program Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Program Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance on our Consolidated Balance Sheets. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at June 30, 2026, and is included in deposits - health insurance as a long-term asset on our Consolidated Balance Sheets. As of June 30, 2026, Program Costs were less than the net premiums paid and owed to United by $40 million, which is included in prepaid insurance, a current asset, on our Consolidated Balance Sheets at June 30, 2026. In addition, the premiums owed to United at June 30, 2026, were $55 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2026 included a decrease of $4 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first six months of 2025 included an increase of $11 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2026 and 2025, we reduced accrued workers’ compensation costs by $7 million and $14 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 3.8% in the 2026 period and 4.0% in the 2025 period) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

2026 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in millions)	2026	2025

Beginning balance, January 1,	$184	$204
Accrued claims, net	44	32
Present value discount, net of accretion	(5)	(6)
Paid claims	(39)	(41)
Ending balance	$184	$189

Current portion of accrued claims	$81	$76
Long-term portion of accrued claims	103	113
Total accrued claims	$184	$189
The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at June 30, 2026 and 2025 includes $2 million and $3 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $228 million as of June 30, 2026 and 2025.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are primarily held as cash and money market funds (cash equivalents) and are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. At June 30, 2026, we had restricted cash of $81 million and deposits – workers’ compensation of $160 million, of which $236 million was held in trust bank accounts.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $867 million at June 30, 2026 and $810 million at December 31, 2025, and are included in accounts receivable, net on our Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

2026 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change

Northeast	$446	$452	(1)%	$973	$978	(1)%
Southeast	250	238	5%	521	495	5%
Central	308	301	2%	650	636	2%
Southwest	314	311	1%	664	658	1%
West	353	339	4%	739	716	3%
	1,671	1,641	2%	3,547	3,483	2%
Other revenue	15	17	(12)%	34	38	(11)%
Total revenue	$1,686	$1,658	2%	$3,581	$3,521	2%
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Gross billings	$10,911	$10,558	$23,057	$22,702
Less: WSEE payroll cost	9,225	8,900	19,476	19,181
Revenues	$1,686	$1,658	$3,581	$3,521
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

2026 Second Quarter Form 10-Q	14

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
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2026			December 31, 2025
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$591	$—	$591	$638	$—	$638
Investment holdings	36	—	36	22	18	40
	627	—	627	660	18	678
Cash in demand accounts	9	—	9	22	—	22
Outstanding checks	(17)	—	(17)	(40)	—	(40)
Total	$619	$—	$619	$642	$18	$660
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at June 30, 2026 and December 31, 2025 included $481 million and $468 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $43 million and $135 million, respectively, in client prepayments.

2026 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits - Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in millions)	2026	2025

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation
Cash and cash equivalents	$642	$1,039
Restricted cash	82	69
Other current assets – funds held for clients(1)	73	58
Deposits – workers’ compensation	148	178
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	$945	$1,344

Cash and cash equivalents	$619	$441
Restricted cash	81	76
Other current assets – funds held for clients(1)	50	42
Deposits – workers’ compensation	160	174
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$910	$733
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
•Level 3 - significant unobservable inputs

2026 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	June 30, 2026		December 31, 2025
(in millions)	Total	Level 1	Total	Level 1

Money market funds	$627	$627	$660	$660
U.S. Treasury bills	—	—	18	18
	627	627	678	678
Deposits - money market funds	236	236	230	230
Total	$863	$863	$908	$908
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
The following is a summary of our available-for-sale marketable securities:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2026
U.S. Treasury bills	$—	$—	$—	$—

December 31, 2025
U.S. Treasury bills	$18	$—	$—	$18
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of June 30, 2026, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a revolving credit commitment of $750 million. The Facility may be further increased to $800 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At June 30, 2026, our outstanding balance on the Facility was $419 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in unused commitment of $330 million.

2026 Second Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. During 2025, we amended the Facility to exclude dividends from the interest coverage ratio financial covenant and increase the maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2026.
The Facility matures on December 15, 2028. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Term SOFR for term SOFR loans, in either case plus an applicable margin. Term SOFR is a forward-looking term rate based on the secured overnight financing rate. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.50% and (2) in the case of alternate base rate loans, from 0.50% to 1.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the six month period ended June 30, 2026 was 5.7%. Interest expense and unused commitment fees are recorded in other income (expense).

6.	Stockholders' Equity
During the six months ended June 30, 2026, we repurchased or withheld an aggregate of 171,548 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2026, no shares were repurchased under the Repurchase Program. As of June 30, 2026, we were authorized to repurchase an additional 1,407,764 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2026, we withheld 171,548 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2026	2025

First quarter	$0.60	$0.60
Second quarter	0.60	0.60
During the six months ended June 30, 2026 and 2025, we declared and paid dividends totaling $46 million and $45 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based restricted stock units (“RSUs”).

2026 Second Quarter Form 10-Q	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes net income and basic and diluted shares used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Net income (loss)	$4	$(5)	$37	$46

Weighted average common shares outstanding	38	38	38	38
Incremental shares from assumed time-based and performance-based RSU awards	1	—	—	—
Adjusted weighted average common shares outstanding	39	38	38	38

Potentially dilutive securities not included in weighted average shares calculation due to anti-dilutive effect	1	1	1	1

8.	Commitments and Contingencies
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

2026 Second Quarter Form 10-Q	19

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
2026 Highlights
Second Quarter 2026 Compared to Second Quarter 2025
•Average number of WSEEs paid per month decreased 1%
•Net income and diluted earnings per share (“EPS”) increased 180% and 171% to $4 million and $0.10, respectively
•Adjusted EBITDA increased 13% to $36 million
•Adjusted net income and adjusted EPS increased 30% and 31% to $13 million and $0.34, respectively
First Six Months 2026 Compared to First Six Months 2025
•Average number of WSEEs paid per month decreased 1%
•Net income and diluted EPS both decreased 20% to $37 million and $0.97, respectively
•Adjusted EBITDA increased 4% to $139 million
•Adjusted net income and adjusted EPS decreased 9% and 10% to $63 million and $1.64, respectively
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

2026 Second Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

Financial data:
Revenues	$1,686	$1,658	2%	$3,581	$3,521	2%
Gross profit	217	223	(3)%	519	533	(3)%
Operating expenses	211	230	(8)%	451	472	(4)%
Operating income	6	(7)	186%	68	61	11%
Other income (expense), net	(1)	1	(200)%	—	5	(100)%
Net income (loss)	4	(5)	180%	37	46	(20)%
Diluted EPS	0.10	(0.14)	171%	0.97	1.22	(20)%

Non-GAAP financial measures(1):
Adjusted net income	$13	$10	30%	$63	$69	(9)%
Adjusted EBITDA	36	32	13%	139	134	4%
Adjusted EPS	0.34	0.26	31%	1.64	1.83	(10)%

Average WSEEs paid	305,764	309,115	(1)%	304,407	307,569	(1)%

Statistical data (per WSEE per month):
Revenues(2)	$1,838	$1,788	3%	$1,961	$1,908	3%
Gross profit	237	240	(1)%	284	289	(2)%
Operating expenses	230	248	(7)%	247	256	(4)%
Operating income	7	(8)	188%	37	33	12%
Net income (loss)	4	(5)	180%	20	25	(20)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2026	2025	2026	2025
Gross billings	$11,895	$11,385	$12,624	$12,302
Less: WSEE payroll cost	10,057	9,597	10,663	10,394
Revenues	$1,838	$1,788	$1,961	$1,908

2026 Second Quarter Form 10-Q	21

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
•During Q2 2026, average WSEEs paid decreased 1% compared to Q2 2025. The number of WSEEs paid from new client sales and client retention decreased due in part to our margin recovery efforts, while the net change in our client base increased compared to Q2 2025.
•During the first six months of 2026 (“YTD 2026”), average WSEEs paid decreased 1% compared to the first six months of 2025 (“YTD 2025”). The number of WSEEs paid from new client sales and client retention decreased due in part to our margin recover efforts, while the net change in our client base increased when compared to YTD 2025.

Average WSEEs Paid and
Year-over-Year Growth Percentage

2026 Second Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss) and Year-over-Year Growth Percentage (in millions)

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

2026 Second Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EPS and Year-over-Year Growth Percentage (amounts per share)

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)

2026 Second Quarter Form 10-Q	24

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
Revenue and
Year-over-Year Growth Percentage
(in millions)
Second Quarter 2026 Compared to Second Quarter 2025
Our revenues for Q2 2026 were $1.7 billion, an increase of 2%, primarily due to the following:
•Average WSEEs paid decreased 1%
•Revenues per WSEE per month increased 3%, or $50
First Six Months 2026 Compared to First Six Months 2025
Our revenues for YTD 2026 were $3.6 billion, an increase of 2%, primarily due to the following:
•Average WSEEs paid decreased 1%
•Revenues per WSEE per month increased 3%, or $53

2026 Second Quarter Form 10-Q	25

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
(in millions)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Solutions revenue in our significant markets includes the following:
Significant Markets

We generally define the middle market sector as those companies with approximately 150 to 5,000 WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 10% during YTD 2026 compared to YTD 2025, representing approximately 29% and 26% of our total average paid WSEEs in YTD 2026 and YTD 2025, respectively.

2026 Second Quarter Form 10-Q	26

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

Gross Profit and Year-over-Year Growth Percentage (in millions)

2026 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
Second Quarter 2026 Compared to Second Quarter 2025
Gross profit for Q2 2026 decreased 3% to $217 million compared to $223 million in Q2 2025. Gross profit per WSEE per month for Q2 2026 decreased $3 to $237 compared to $240 in Q2 2025 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $50 due to higher average pricing of 3%.
The net increase in direct costs between Q2 2026 and Q2 2025 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $4 million as discussed below. The $53 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $25 per WSEE per month and increased 5.2% on a cost per covered employee basis in Q2 2026 as compared to Q2 2025.
•The percentage of WSEEs covered under our health insurance plans was 62% in Q2 2026 compared to 63% in Q2 2025.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $1 million, or $1 per WSEE per month, in Q2 2026, but did not impact costs in Q2 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 35%, or $8 per WSEE per month, in Q2 2026 compared to Q2 2025 and has been impacted, in part, by elevated health care cost trends.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.32% in Q2 2026 compared to 0.23% in Q2 2025.

2026 Second Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Our continued discipline around our client selection, workplace safety and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $3 million, or 0.03% of non-bonus payroll costs in Q2 2026, compared to a reduction of $8 million, or 0.09% of non-bonus payroll costs in Q2 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 2% on a 4% increase in payroll costs, or $22 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 7% in both Q2 2026 and Q2 2025.
First Six Months 2026 Compared to First Six Months 2025
Gross profit for YTD 2026 decreased 3% to $519 million compared to $533 million in YTD 2025. Gross profit per WSEE per month for YTD 2026 decreased $5 to $284 compared to $289 in YTD 2025 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $53 due to higher average pricing of 3%.
The net decrease in direct costs between YTD 2026 and YTD 2025 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $8 million as discussed below. The $58 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $27 per WSEE per month, or 5.2% on a cost per covered employee basis in YTD 2026 as compared to YTD 2025.
•The percentage of WSEEs covered under our health insurance plans was 62% in YTD 2026 compared to 63% in YTD 2025.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $4 million, or $2 per WSEE per month, in YTD 2026 compared to an increase in costs of $11 million, or $6 per WSEE per month, in YTD 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 33%, or $7 per WSEE per month, in YTD 2026 compared to YTD 2025.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.31% in YTD 2026 compared to 0.24% in YTD 2025.
•Our continued discipline around our client selection, workplace safely and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $7 million, or 0.04% of non-bonus payroll costs, in YTD 2026 compared to a reduction of $14 million, or 0.09% of non-bonus payroll costs, in YTD 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers' Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 2% on a 2% increase in payroll costs, or $24 per WSEE per month.

2026 Second Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Payroll taxes as a percentage of payroll costs were 7% in both YTD 2026 and YTD 2025.
Operating Expenses
•Salaries, wages and payroll taxes — Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional cash incentive compensation.
•Restructuring charges — Primarily due to severance costs, which were related to a reduction in our non-sales headcount.
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

2026 Second Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2026 Compared to Second Quarter 2025
The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,
				per WSEE
(in millions, except per WSEE)	2026	2025	% Change	2026	2025	% Change

Salaries	$115	$129	(11)%	$125	$139	(10)%
Stock-based compensation	13	20	(35)%	14	22	(36)%
Commissions	10	10	—	11	11	—
Advertising	14	11	27%	15	12	25%

General and administrative:
Amortization of SaaS implementation costs	2	1	100%	2	1	100%
Workday SaaS licensing and implementation expense	4	7	(43)%	4	8	(50)%
All other general and administrative	43	41	5%	48	43	12%
Total general and administrative	49	49	—	54	52	4%
Depreciation and amortization	10	11	(9)%	11	12	(8)%
Total operating expenses	$211	$230	(8)%	$230	$248	(7)%
Operating expenses for Q2 2026 decreased 8% to $211 million compared to $230 million in Q2 2025. Operating expenses per WSEE per month for Q2 2026 decreased 7% to $230 compared to $248 in Q2 2025.
•Salaries of corporate and sales staff for Q2 2026 decreased 11% to $115 million, or $14 per WSEE per month, compared to Q2 2025. The decrease was primarily due to a 6% decrease in BPA, service and support headcount and staff compensation levels in Q2 2026 compared to Q2 2025.
•Stock-based compensation expense for Q2 2026 decreased 35% to $13 million, or $8 per WSEE per month, compared to Q2 2025. The decrease was primarily due to lower value time-based restricted stock unit awards granted under our incentive plan in 2026.
•Advertising expense for Q2 2026 increased 27% to $14 million, or $3 per WSEE per month, compared to Q2 2025. The increase was primarily due to the timing of sponsorships and digital advertising.

2026 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Six Months 2026 Compared to First Six Months 2025
The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,
				per WSEE
(in millions, except per WSEE)	2026	2025	% Change	2026	2025	% Change

Salaries	$246	$271	(9)%	$135	$147	(8)%
Restructuring charges	9	—	—	5	—	—
Stock-based compensation	26	31	(16)%	14	17	(18)%
Commissions	20	21	(5)%	11	11	—
Advertising	25	18	39%	14	10	40%
General and administrative:
Amortization of SaaS implementation costs	3	3	—	2	2	—
Workday SaaS licensing and implementation expense	8	13	(38)%	4	7	(43)%
All other general and administrative	93	93	—	51	50	2%
Total general and administrative	104	109	(5)%	57	59	(3)%
Depreciation and amortization	21	22	(5)%	11	12	(8)%
Total operating expenses	$451	$472	(4)%	$247	$256	(4)%
Operating expenses for YTD 2026 decreased 4% to $451 million compared to $472 million in YTD 2025. Operating expenses per WSEE per month for YTD 2026 decreased 4% to $247 compared to $256 in YTD 2025.
•Salaries of corporate and sales staff for YTD 2026 decreased 9% to $246 million, or $12 per WSEE per month, compared to YTD 2025. The decrease was primarily due to a 6% decrease in BPA, service and support headcount and staff compensation levels in YTD 2026 compared to YTD 2025.
•Stock-based compensation expense for YTD 2026 decreased 16% to $26 million, or $3 per WSEE per month, compared to YTD 2025. The decrease was primarily due to lower value time-based restricted stock unit awards granted under our incentive plan in 2026, offset in part by an increase in LTIP awards expense.
•Advertising expense for YTD 2026 increased 39% to $25 million, or $4 per WSEE per month, compared to YTD 2025 due to a change in timing of advertising spend.
Other Income (Expense)
Interest income decreased $5 million in YTD 2026 compared to YTD 2025 primarily due to lower interest rates on overnight, investment and deposit holdings.
Interest expense was flat in YTD 2026 compared to YTD 2025.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Effective income tax rate	20%	17%	46%	30%
For the six months ended June 30, 2026, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. The decrease in net income without a corresponding change in non-deductible expenses resulted in a higher effective tax rate for the period. During the first six months of 2026 we recognized $9 million of income tax expense related to the vesting of

2026 Second Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
long-term incentive and restricted stock awards. During the first six months of 2025, we recognized $1 million of income tax expense related to the vesting of long-term incentive and restricted stock awards.
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

2026 Second Quarter Form 10-Q	33

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

2026 Second Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$9,225	$10,057	$8,900	$9,597	$19,476	$10,663	$19,181	$10,394
Less: Bonus payroll cost	980	1,069	705	760	3,098	1,696	2,948	1,598
Non-bonus payroll cost	$8,245	$8,988	$8,195	$8,837	$16,378	$8,967	$16,233	$8,796
Payroll cost % change period over period	4%	5%	2%	1%	2%	3%	4%	3%
Non-bonus payroll cost % change period over period	1%	2%	4%	3%	1%	2%	3%	2%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	June 30, 2026	December 31, 2025

Cash, cash equivalents and marketable securities	$619	$660
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	481	468
Client prepayments	43	135
Adjusted cash, cash equivalents and marketable securities	$95	$57
Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Operating expenses	$211	$230	$230	$248	$451	$247	$472	$256
Less: Restructuring charges	—	—	—	—	9	5	—	—
Adjusted operating expenses	$211	$230	$230	$248	$442	$242	$472	$256
Operating expenses % change period over period	(8)%	(7)%	(3)%	(4)%	(4)%	(4)%	—	(1)%
Adjusted operating expenses % change period over period	(8)%	(7)%	(3)%	(4)%	(6)%	(6)%	—	(1)%

2026 Second Quarter Form 10-Q	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (loss) (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per WSEE per month)	2026		2025		2026		2025
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income (loss)	$4	$4	$(5)	$(5)	$37	$20	$46	$25
Income tax (benefit) expense	1	1	(1)	(1)	31	17	20	10
Interest expense	6	7	6	6	12	7	12	7
Amortization of SaaS implementation costs	2	2	1	1	3	2	3	2
Depreciation and amortization	10	11	11	12	21	11	22	12
EBITDA	23	25	12	13	104	57	103	56
Stock-based compensation	13	14	20	22	26	14	31	17
Restructuring charges	—	—	—	—	9	5	—	—
Adjusted EBITDA	$36	$39	$32	$35	$139	$76	$134	$73
Net income (loss) % change period over period	180%	180%	(128)%	(125)%	(20)%	(20)%	(53)%	(53)%
Adjusted EBITDA % change period over period	13%	11%	(52)%	(51)%	4%	4%	(36)%	(36)%
Following is a reconciliation of net income (loss) (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Net income (loss)	$4	$(5)	$37	$46
Non-GAAP adjustments:
Stock-based compensation	13	20	26	31
Restructuring charges	—	—	9	—
Tax effect	(4)	(5)	(9)	(8)
Total non-GAAP adjustments, net	9	15	26	23
Adjusted net income	$13	$10	$63	$69
Net income (loss) % change period over period	180%	(128)%	(20)%	(53)%
Adjusted net income % change period over period	30%	(70)%	(9)%	(42)%

2026 Second Quarter Form 10-Q	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2026	2025	2026	2025

Diluted EPS	$0.10	$(0.14)	$0.97	$1.22
Non-GAAP adjustments:
Stock-based compensation	0.32	0.52	0.67	0.81
Restructuring charges	—	—	0.23	—
Tax effect	(0.08)	(0.12)	(0.23)	(0.20)
Total non-GAAP adjustments, net	0.24	0.40	0.67	0.61
Adjusted EPS	$0.34	$0.26	$1.64	$1.83
Diluted EPS % change period over period	171%	(129)%	(20)%	(52)%
Adjusted EPS % change period over period	31%	(70)%	(10)%	(42)%
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
We had $619 million in cash and cash equivalents at June 30, 2026, of which approximately $481 million was payable in July 2026 for withheld federal and state income taxes, employment taxes and other payroll deductions. Approximately $43 million represented client prepayments that were invoiced in July 2026 . During the second quarter 2026, we borrowed $50 million under the Facility for working capital purposes related to fluctuations in the timing of funding our direct cost programs. At June 30, 2026, we had working capital of $180 million compared to $102 million at December 31, 2025. We currently believe that our cash on hand, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2026. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of June 30, 2026, we had outstanding letters of credit and borrowings totaling $420 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash used in operating activities in the first six months of 2026 was $19 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the six months ended June 30, 2026, the last business day of the reporting period was a Tuesday, client prepayments were $43 million and employment taxes and other deductions were $481 million. In the six months ended June 30, 2025, the last business day of the reporting period was a Monday, client prepayments were $26 million and employment taxes and other deductions were $316 million.

2026 Second Quarter Form 10-Q	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2026, Program Costs were less than the net premiums paid and owed to United by $40 million, which is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet at June 30, 2026. In addition, the premiums owed to United at June 30, 2026, were $55 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 9% to $63 million in the first six months of 2026, compared to $69 million in the first six months of 2025. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash provided by investing activities was $5 million for the six months ended June 30, 2026, primarily due to proceeds from marketable securities dispositions.
Cash Flows from Financing Activities
Net cash used in financing activities was $21 million for the six months ended June 30, 2026. We borrowed $50 million under the Facility for general corporate purposes, paid $46 million in dividends, and withheld $4 million of vested shares to satisfy tax withholding obligations. In addition, client funds liability and other financing activities decreased by $21 million.

2026 Second Quarter Form 10-Q	38

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2026, we had outstanding letters of credit and borrowings totaling $420 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2026 Second Quarter Form 10-Q	39

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2026 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2026 — 04/30/2026	633	$29.34	—	1,407,764
05/01/2026 — 05/31/2026	—	—	—	1,407,764
06/01/2026 — 06/30/2026	—	—	—	1,407,764
Total	633	$29.34	—
____________________________________
(1)During the three months ended June 30, 2026, 633 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of June 30, 2026, we were authorized to repurchase an additional 1,407,764 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the second quarter of 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

2026 Second Quarter Form 10-Q	40

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1	*	Form of Director Restricted Stock Unit Agreement for awards granted to non-employee directors on or after January 1, 2026.
10.2
Second Amendment to the Insperity, Inc. Incentive Plan, as amended and restated effective May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2026).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________

*	Filed with this report.

**	Furnished with this report.

2026 Second Quarter Form 10-Q	41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: July 29, 2026	By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

2026 Second Quarter Form 10-Q	42