Form 10-Q
period 2026-09-30
INSPERITY, INC.
filed 2026-10-29
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or
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
Yes ☐  No ☒

As of October 22, 2026, 38,096,106 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “forecasts,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, including our strategic partnership with Workday, Inc.; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base these forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
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
•an adverse final judgment or settlement of claims against Insperity;

2026 Third Quarter Form 10-Q	4

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

2026 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

(in millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$599	$642
Restricted cash	84	82
Marketable securities	—	18
Accounts receivable, net	910	826
Prepaid insurance and related assets	58	6
Income taxes receivable	30	29
Funds held for clients and other current assets	96	119
Total current assets	1,777	1,722
Property and equipment, net of accumulated depreciation	172	177
Right-of-use (“ROU”) leased assets	54	63
Prepaid health insurance	9	9
Deposits – health insurance	8	8
Deposits – workers’ compensation	132	148
Goodwill and other intangible assets, net	13	13
Deferred income taxes, net	—	22
Other assets	59	41
Total assets	$2,224	$2,203

Liabilities and stockholders' equity
Accounts payable	$7	$6
Payroll taxes and other payroll deductions payable	479	544
Accrued worksite employee payroll costs	801	764
Accrued health insurance costs	69	30
Accrued workers’ compensation costs	86	84
Accrued corporate payroll and commissions	77	78
Client funds liability and other accrued liabilities	79	114
Total current liabilities	1,598	1,620
Accrued workers’ compensation costs, net of current	99	102
Long-term debt	419	369
Operating lease liabilities, net of current	56	66
Deferred income taxes, net	8	—
Total noncurrent liabilities	582	537
Commitments and contingencies
Common stock	1	1
Additional paid-in capital	267	257
Treasury stock, at cost	(829)	(850)
Retained earnings	605	638
Total stockholders' equity	44	46
Total liabilities and stockholders’ equity	$2,224	$2,203
See accompanying notes.

2026 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025

Revenues	$1,651	$1,623	$5,232	$5,144
Payroll taxes, benefits and workers’ compensation costs	1,444	1,428	4,506	4,416
Gross profit	207	195	726	728
Salaries, wages and payroll taxes	119	125	374	396
Stock-based compensation	12	16	38	47
Commissions	10	13	30	34
Advertising	11	10	36	28
General and administrative expenses	47	45	151	154
Depreciation and amortization	10	11	31	33
Total operating expenses	209	220	660	692
Operating income (loss)	(2)	(25)	66	36
Other income (expense):
Interest income	8	7	20	24
Interest expense	(7)	(6)	(19)	(18)
Income (loss) before income tax (benefit) expense	(1)	(24)	67	42
Income tax (benefit) expense	—	(4)	31	16
Net income (loss)	$(1)	$(20)	$36	$26

Net income (loss) per share of common stock
Basic	$(0.02)	$(0.53)	$0.96	$0.69
Diluted	$(0.02)	$(0.53)	$0.95	$0.69

See accompanying notes.

2026 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2026 and 2025

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at December 31, 2025	55	$1	$257	$(850)	$638	$46
Purchase of treasury stock, at cost	—	—	—	(10)	—	(10)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(26)	27	(1)	—
Stock-based compensation expense	—	—	38	—	—	38
Other	—	—	(2)	4	1	3
Dividends paid	—	—	—	—	(69)	(69)
Net income	—	—	—	—	36	36
Balance at September 30, 2026	55	$1	$267	$(829)	$605	$44

Balance at December 31, 2024	55	$1	$222	$(864)	$738	$97
Purchase of treasury stock, at cost	—	—	—	(19)	—	(19)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25)	28	(3)	—
Stock-based compensation expense	—	—	46	1	—	47
Other	—	—	1	2	1	4
Dividends paid	—	—	—	—	(68)	(68)
Net income	—	—	—	—	26	26
Balance at September 30, 2025	55	$1	$244	$(852)	$694	$87

2026 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended September 30, 2026 and 2025

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in millions)	Shares	Amount

Balance at June 30, 2026	55	$1	$255	$(824)	$629	$61
Purchase of treasury stock, at cost	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	12	—	—	12
Other	—	—	—	1	—	1
Dividends paid	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	(1)	(1)
Balance at September 30, 2026	55	$1	$267	$(829)	$605	$44

Balance at June 30, 2025	55	$1	$228	$(853)	$736	$112
Stock-based compensation expense	—	—	16	—	—	16
Other	—	—	—	1	1	2
Dividends paid	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	(20)	(20)
Balance at September 30, 2025	55	$1	$244	$(852)	$694	$87
See accompanying notes.

2026 Third Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2026	2025

Cash flows from operating activities
Net income	$36	$26
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	31	33
Stock-based compensation	38	47
Deferred income taxes	30	31
Changes in operating assets and liabilities:
Accounts receivable	(84)	(65)
Prepaid insurance and related assets	(52)	8
Other current assets	(9)	—
Other assets and ROU assets	(4)	(6)
Accounts payable	1	(2)
Payroll taxes and other payroll deductions payable	(65)	(567)
Accrued worksite employee payroll costs	37	44
Accrued health insurance costs	39	12
Accrued workers’ compensation costs	(1)	(18)
Accrued corporate payroll, commissions and other accrued liabilities	(19)	(23)
Income taxes payable/receivable	(1)	(53)
Total adjustments	(59)	(559)
Net cash used in operating activities	(23)	(533)
Cash flows from investing activities
Marketable securities:
Purchases	(10)	(25)
Proceeds from maturities	6	17
Proceeds from dispositions	22	8
Property and equipment purchases	(26)	(22)
Net cash used in investing activities	(8)	(22)
Cash flows from financing activities
Purchase of treasury stock	(10)	(19)
Dividends paid	(69)	(68)
Borrowings under revolving line of credit	50	—
Client funds liability and other	(26)	(14)
Net cash used in financing activities	(55)	(101)
Net decrease in cash, cash equivalents, restricted cash, funds held for clients, and deposits – workers’ compensation	(86)	(656)
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	945	1,344
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$859	$688
Supplemental cash flow information:
ROU assets obtained in exchange for lease obligations	$5	$15
See accompanying notes.

2026 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as our Insperity® HR360 solution, our Insperity® HR360 Select Edition, and our Insperity HRScale® solution (together, our “PEO HR Solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services. Our Insperity HR360 solution and Insperity HR360 Select Edition provide access to our web-based human capital management platform, the Insperity PremierTM platform, while our Insperity HRScale solution provides access to the Workday Human Capital Management platform.
In addition to our PEO HR Solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Insperity HRCore® solution, which we refer to as our “Traditional HR Solution.” We also offer a number of other business performance solutions, including Talent Acquisition Services, Retirement Services, Insurance Services, Contractor Management, and Perks+. These other products and services are generally offered only with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2025. Our Consolidated Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Consolidated Balance Sheet at September 30, 2026 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2026 and 2025, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2026 and 2025 and our Consolidated Statements of Stockholders' Equity for each of the three and nine month periods ended September 30, 2026 and 2025, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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
Approximately 86% of our costs related to health insurance coverage are incurred under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020 through December 31, 2025, our financial responsibility for a participant’s annual claim costs was limited to $1 million (“Individual Claims Limit”). Beginning January 1, 2026, we have the option to annually elect to limit our responsibility for each participant’s claim costs to $500,000, $750,000, or $1,000,000 per year (“Selected Claims Limit”), which we elect based on the cost of the limit and

2026 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our estimate of the benefit to us at that level of limit. The cost of the Selected Claims Limit is recognized evenly over the year, whereas the claims recovery benefit on the Selected Claims Limit is expected to increase throughout the year, with the expected increase being more impactful at a lower Selected Claims Limit. For 2026, the Selected Claims Limit we have elected is the first $500,000 of paid claims per claimant per year. Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Program Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the program, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Program Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Program Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid health insurance on our Consolidated Balance Sheets. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $7 million at September 30, 2026, and is included in deposits - health insurance as a long-term asset on our Consolidated Balance Sheets. As of September 30, 2026, Program Costs were less than the net premiums paid and owed to United by $50 million, which is included in prepaid insurance, a current asset, on our Consolidated Balance Sheets at September 30, 2026. In addition, the premiums owed to United at September 30, 2026, were $63 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2026 included a decrease of $4 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first nine months of 2025 included an increase of $9 million for changes in estimated run-off related to prior periods, net of Individual Claims Limit.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2026 and 2025, we reduced accrued workers’ compensation costs by $7 million and $20 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 4.0% in both the 2026 and the 2025 periods) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

2026 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in millions)	2026	2025

Beginning balance, January 1,	$184	$204
Accrued claims, net	71	52
Present value discount, net of accretion	(9)	(9)
Paid claims	(63)	(61)
Ending balance	$183	$186

Current portion of accrued claims	$84	$79
Long-term portion of accrued claims	99	107
Total accrued claims	$183	$186
The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at September 30, 2026 and 2025 includes $2 million of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $229 million as of September 30, 2026 and $227 million as of September 30, 2025.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are primarily held as cash and money market funds (cash equivalents) and are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. At September 30, 2026, we had restricted cash of $84 million and deposits – workers’ compensation of $132 million, of which $211 million was held in trust bank accounts.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $900 million at September 30, 2026 and $810 million at December 31, 2025, and are included in accounts receivable, net on our Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

2026 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue for our PEO HR Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change

Northeast	$429	$440	(3)%	$1,402	$1,418	(1)%
Southeast	242	236	3%	763	731	4%
Central	302	295	2%	952	931	2%
Southwest	312	304	3%	976	962	1%
West	349	333	5%	1,088	1,049	4%
	1,634	1,608	2%	5,181	5,091	2%
Other revenue	17	15	13%	51	53	(4)%
Total revenue	$1,651	$1,623	2%	$5,232	$5,144	2%
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
Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Gross billings	$11,059	$10,729	$34,116	$33,431
Less: WSEE payroll cost	9,408	9,106	28,884	28,287
Revenues	$1,651	$1,623	$5,232	$5,144
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

2026 Third Quarter Form 10-Q	14

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
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2026			December 31, 2025
(in millions)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$518	$—	$518	$638	$—	$638
Investment holdings	79	—	79	22	18	40
	597	—	597	660	18	678
Cash in demand accounts	25	—	25	22	—	22
Outstanding checks	(23)	—	(23)	(40)	—	(40)
Total	$599	$—	$599	$642	$18	$660
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2026 and December 31, 2025 included $426 million and $468 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $54 million and $135 million, respectively, in client prepayments.

2026 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, Restricted Cash, Funds Held for Clients, and Deposits - Workers’ Compensation
The following table summarizes our cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation as reported in our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in millions)	2026	2025

Supplemental schedule of cash and cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation
Cash and cash equivalents	$642	$1,039
Restricted cash	82	69
Other current assets – funds held for clients(1)	73	58
Deposits – workers’ compensation	148	178
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation beginning of period	$945	$1,344

Cash and cash equivalents	$599	$422
Restricted cash	84	79
Other current assets – funds held for clients(1)	44	40
Deposits – workers’ compensation	132	147
Cash, cash equivalents, restricted cash, funds held for clients, and deposits - workers’ compensation end of period	$859	$688
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
•Level 3 - significant unobservable inputs

2026 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2026		December 31, 2025
(in millions)	Total	Level 1	Total	Level 1

Money market funds	$597	$597	$660	$660
U.S. Treasury bills	—	—	18	18
	597	597	678	678
Deposits - money market funds	211	211	230	230
Total	$808	$808	$908	$908
Please read Note 3. “Other Balance Sheet Information,” for additional information.

The following is a summary of our available-for-sale marketable securities:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2026
U.S. Treasury bills	$—	$—	$—	$—

December 31, 2025
U.S. Treasury bills	$18	$—	$—	$18
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2026, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a revolving credit commitment of $750 million. The Facility may be further increased to $800 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 100% of the stock of our captive insurance subsidiary and are guaranteed by all of our subsidiaries other than our captive insurance subsidiary and certain other excluded subsidiaries. At September 30, 2026, our outstanding balance on the Facility was $419 million, and we had an outstanding $1 million letter of credit issued under the Facility, resulting in unused commitment of $330 million.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2026.

2026 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Facility matures on December 15, 2028. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Term SOFR for term SOFR loans, in either case plus an applicable margin. Term SOFR is a forward-looking term rate based on the secured overnight financing rate. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.50% and (2) in the case of alternate base rate loans, from 0.50% to 1.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2026 was 5.8%. Interest expense and unused commitment fees are recorded in other income (expense).

6.	Income Taxes
For the nine months ended September 30, 2026, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of certain restricted and long-term incentive stock awards. During the first nine months of 2026, we recognized $9 million of income tax expense related to the vesting of certain long-term incentive and restricted stock awards, primarily due to the vesting date price being below the grant date price. During the first nine months of 2025, we recognized $1 million of income tax expense related to the vesting of certain long-term incentive and restricted stock awards.

7.	Stockholders' Equity
During the nine months ended September 30, 2026, we repurchased or withheld an aggregate of 302,258 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2026, 130,000 shares were repurchased under the Repurchase Program. As of September 30, 2026, we were authorized to repurchase an additional 1,277,764 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2026, we withheld 172,258 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock unit awards.
Dividends
The Board declared and paid quarterly dividends as follows:

(amounts per share)	2026	2025

First quarter	$0.60	$0.60
Second quarter	0.60	0.60
Third quarter	0.60	0.60
During the nine months ended September 30, 2026 and 2025, we declared and paid dividends totaling $69 million and $68 million, respectively.

8.	Earnings Per Share
Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-based and performance-based restricted stock units (“RSUs”).

2026 Third Quarter Form 10-Q	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes net income (loss) and basic and diluted shares used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Net income (loss)	$(1)	$(20)	$36	$26

Weighted average common shares outstanding	38	38	38	38
Incremental shares from assumed time-based and performance-based RSU awards	—	—	1	—
Adjusted weighted average common shares outstanding	38	38	39	38

Potentially dilutive securities not included in weighted average shares calculation due to anti-dilutive effect	—	1	1	1

9.	Commitments and Contingencies
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

2026 Third Quarter Form 10-Q	19

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
Executive Summary
Overview
Insperity, Inc. (“Insperity,” “we,” “our,” and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as our Insperity® HR360 solution, our Insperity® HR360 Select Edition, and our Insperity HRScale® solution (together, our “PEO HR Solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services. Our Insperity HR360 solution and Insperity HR360 Select Edition provide access to our web-based human capital management platform, the Insperity PremierTM platform, while our Insperity HRScale solution provides access to the Workday Human Capital Management platform.
2026 Highlights
Third Quarter 2026 Compared to Third Quarter 2025
•Average number of WSEEs paid per month decreased 2%
•Net income (loss) and diluted earnings (loss) per share (“EPS”) increased 95% and 96% to $(1) million and $(0.02), respectively
•Adjusted EBITDA increased 210% to $31 million
•Adjusted net income (loss) and adjusted EPS increased 200% and 210% to $8 million and $0.22, respectively
First Nine Months 2026 Compared to First Nine Months 2025
•Average number of WSEEs paid per month decreased 1%
•Net income and diluted EPS both increased 38% to $36 million and $0.95, respectively
•Adjusted EBITDA increased 18% to $170 million
•Adjusted net income (loss) and adjusted EPS increased 16% and 13% to $71 million and $1.85, respectively
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

2026 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Financial and Statistical Data

(in millions, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

Financial data:
Revenues	$1,651	$1,623	2%	$5,232	$5,144	2%
Gross profit	207	195	6%	726	728	—
Operating expenses	209	220	(5)%	660	692	(5)%
Operating income (loss)	(2)	(25)	92%	66	36	83%
Other income	1	1	—	1	6	(83)%
Net income (loss)	(1)	(20)	95%	36	26	38%
Diluted EPS	(0.02)	(0.53)	96%	0.95	0.69	38%

Non-GAAP financial measures(1):
Adjusted net income (loss)	$8	$(8)	200%	$71	$61	16%
Adjusted EBITDA	31	10	210%	170	144	18%
Adjusted EPS	0.22	(0.20)	210%	1.85	1.63	13%

Average WSEEs paid	307,265	312,842	(2)%	305,359	309,327	(1)%

Statistical data (per WSEE per month):
Revenues(2)	$1,791	$1,729	4%	$1,904	$1,848	3%
Gross profit	225	208	8%	264	261	1%
Operating expenses	227	235	(3)%	240	248	(3)%
Operating income (loss)	(2)	(27)	93%	24	13	85%
Net income (loss)	(1)	(21)	95%	13	9	44%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2026	2025	2026	2025
Gross billings	$11,997	$11,432	$12,414	$12,009
Less: WSEE payroll cost	10,206	9,703	10,510	10,161
Revenues	$1,791	$1,729	$1,904	$1,848

2026 Third Quarter Form 10-Q	21

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
•During Q3 2026, average WSEEs paid decreased 2% compared to Q3 2025. The number of WSEEs paid from new client sales and client retention decreased due in part to our margin recovery efforts, while the net change in our client base increased compared to Q3 2025.
•During the first nine months of 2026 (“YTD 2026”), average WSEEs paid decreased 1% compared to the first nine months of 2025 (“YTD 2025”). The number of WSEEs paid from new client sales and client retention decreased due in part to our margin recovery efforts, while the net change in our client base increased when compared to YTD 2025.
Average WSEEs Paid and
Year-over-Year Growth Percentage

2026 Third Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Income (Loss) and
Year-over-Year Growth Percentage
(in millions)

$36
$26
38%
(74)%
95%
$(1)
(767)%
$(20)
Q3 2026
Q3 2025
YTD 2026
YTD 2025

Adjusted EBITDA and Year-over-Year Growth Percentage (in millions)

2026 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EPS and Year-over-Year Growth Percentage (amounts per share)

2026 Third Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)

$1.85
$1.63
13%
(54)%
$0.22
210%
(151)%
$(0.20)
Q3 2026
Q3 2025
YTD 2026
YTD 2025

2026 Third Quarter Form 10-Q	25

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
Revenue and
Year-over-Year Growth Percentage
(in millions)
Third Quarter 2026 Compared to Third Quarter 2025
Our revenues for Q3 2026 were $1.7 billion, an increase of 2%, primarily due to the following:
•Revenues per WSEE per month increased 4%, or $62, while the average WSEEs paid decreased 2%
First Nine Months 2026 Compared to First Nine Months 2025
Our revenues for YTD 2026 were $5.2 billion, an increase of 2%, primarily due to the following:
•Revenues per WSEE per month increased 3%, or $56, while the average WSEEs paid decreased 1%

2026 Third Quarter Form 10-Q	26

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

2026 Third Quarter Form 10-Q	27

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

Gross Profit and Year-over-Year Growth Percentage (in millions)

2026 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
Third Quarter 2026 Compared to Third Quarter 2025
Gross profit for Q3 2026 increased 6% to $207 million compared to $195 million in Q3 2025. Gross profit per WSEE per month for Q3 2026 increased $17 to $225 compared to $208 in Q3 2025 due to higher average pricing, offset in part by higher direct costs.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $62 due to higher average pricing of 4%.
The net increase in direct costs between Q3 2026 and Q3 2025 attributable to the changes in cost estimates related to prior periods for benefits and workers’ compensation totaled $5 million as discussed below.
The $45 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $12 per WSEE per month and increased 3.7% on a cost per covered employee basis in Q3 2026 as compared to Q3 2025.
•The percentage of WSEEs covered under our health insurance plans was 61% in Q3 2026 compared to 62% in Q3 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 27%, or $7 per WSEE per month, in Q3 2026 compared to Q3 2025 and has been impacted, in part, by elevated health care cost trends.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.34% in Q3 2026 compared to 0.27% in Q3 2025.
•Our continued discipline around our client selection, workplace safety and claims management has at times allowed for claims to be closed out at amounts below our original cost estimates. In Q3 2026 there was no change in

2026 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
estimate in workers’ compensation; however, in Q3 2025, there was a reduction of $5 million, or 0.05% of non-bonus payroll costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 2% on a 3% increase in payroll costs, or $25 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 6% in both Q3 2026 and Q3 2025.
First Nine Months 2026 Compared to First Nine Months 2025
Gross profit for YTD 2026 decreased to $726 million compared to $728 million in YTD 2025. Gross profit per WSEE per month for YTD 2026 increased $3 to $264 compared to $261 in YTD 2025 due to higher average pricing, offset in part by higher direct costs.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $56 due to higher average pricing of 3%.
There was no net change in direct costs between YTD 2026 and YTD 2025 attributable to the changes in cost estimates related to prior periods for benefits and workers’ compensation as discussed below. The $53 per WSEE per month increase in direct costs is due primarily to the direct cost component changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $22 per WSEE per month, or 4.6% on a cost per covered employee basis in YTD 2026 as compared to YTD 2025.
•The percentage of WSEEs covered under our health insurance plans was 62% in YTD 2026 compared to 63% in YTD 2025.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $4 million, or $1 per WSEE per month, in YTD 2026 compared to an increase in costs of $9 million, or $3 per WSEE per month, in YTD 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
•Workers’ compensation costs increased 30%, or $7 per WSEE per month, in YTD 2026 compared to YTD 2025.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.32% in YTD 2026 compared to 0.25% in YTD 2025.
•Our continued discipline around our client selection, workplace safety and claims management has allowed for claims to be closed out at amounts below our original cost estimates, resulting in a reduction in workers’ compensation costs of $7 million, or 0.03% of non-bonus payroll costs, in YTD 2026 compared to a reduction of $20 million, or 0.08% of non-bonus payroll costs, in YTD 2025.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers' Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 2% on a 2% increase in payroll costs, or $25 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 7% in both YTD 2026 and YTD 2025.

2026 Third Quarter Form 10-Q	30

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

2026 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2026 Compared to Third Quarter 2025
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
				per WSEE
(in millions, except per WSEE)	2026	2025	% Change	2026	2025	% Change

Salaries	$119	$125	(5)%	$129	$133	(3)%
Stock-based compensation	12	16	(25)%	13	17	(24)%
Commissions	10	13	(23)%	11	14	(21)%
Advertising	11	10	10%	12	11	9%

General and administrative:
Amortization of SaaS implementation costs	3	1	200%	3	1	200%
Workday SaaS licensing and implementation expense	4	4	—	4	4	—
All other general and administrative	40	40	—	44	43	2%
Total general and administrative	47	45	4%	51	48	6%
Depreciation and amortization	10	11	(9)%	11	12	(8)%
Total operating expenses	$209	$220	(5)%	$227	$235	(3)%
Operating expenses for Q3 2026 decreased 5% to $209 million compared to $220 million in Q3 2025. Operating expenses per WSEE per month for Q3 2026 decreased 3% to $227 compared to $235 in Q3 2025.
•Salaries of corporate and sales staff for Q3 2026 decreased 5% to $119 million, or $4 per WSEE per month, compared to Q3 2025. The decrease was primarily due to a 6% decrease in BPA, service and support headcount in Q3 2026 compared to Q3 2025.
•Stock-based compensation expense for Q3 2026 decreased 25% to $12 million, or $4 per WSEE per month, compared to Q3 2025. The decrease was primarily due to lower value time-based restricted stock unit awards granted under our incentive plan in 2026.
•Commissions expense for Q3 2026 decreased 23% to $10 million, or $3 per WSEE per month, compared to Q3 2025. The decrease was primarily due to lower manager commissions associated with our PEO HR Solutions paid during Q3 2026.

2026 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Nine Months 2026 Compared to First Nine Months 2025
The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,
				per WSEE
(in millions, except per WSEE)	2026	2025	% Change	2026	2025	% Change

Salaries	$365	$396	(8)%	$133	$142	(6)%
Restructuring charges	9	—	—	3	—	—
Stock-based compensation	38	47	(19)%	14	17	(18)%
Commissions	30	34	(12)%	11	12	(8)%
Advertising	36	28	29%	13	10	30%
General and administrative:
Amortization of SaaS implementation costs	6	4	50%	2	1	100%
Workday SaaS licensing and implementation expense	12	17	(29)%	4	6	(33)%
All other general and administrative	133	133	—	49	48	2%
Total general and administrative	151	154	(2)%	55	55	—
Depreciation and amortization	31	33	(6)%	11	12	(8)%
Total operating expenses	$660	$692	(5)%	$240	$248	(3)%
Operating expenses for YTD 2026 decreased 5% to $660 million compared to $692 million in YTD 2025. Operating expenses per WSEE per month for YTD 2026 decreased 3% to $240 compared to $248 in YTD 2025.
•Salaries of corporate and sales staff for YTD 2026 decreased 8% to $365 million, or $9 per WSEE per month, compared to YTD 2025. The decrease was primarily due to a 6% decrease in BPA, service and support headcount in YTD 2026 compared to YTD 2025.
•Restructuring charges for YTD 2026 were $9 million, or $3 per WSEE per month, primarily due to severance costs related to a workforce realignment.
•Stock-based compensation expense for YTD 2026 decreased 19% to $38 million, or $3 per WSEE per month, compared to YTD 2025. The decrease was primarily due to lower value time-based restricted stock unit awards granted under our incentive plan in 2026, offset in part by an increase in LTIP awards expense.
•Commissions expense for YTD 2026 decreased 12% to $30 million, or $1 per WSEE per month, compared to YTD 2025. The decrease was primarily due to lower commissions associated with our PEO HR Solutions, as well as a decrease in the amount of sales channel referral fees paid during YTD 2026.
•Advertising expense for YTD 2026 increased 29% to $36 million, or $3 per WSEE per month, compared to YTD 2025 primarily due to a change in timing of advertising spend.
Other Income (Expense)
Interest income decreased $4 million in YTD 2026 compared to YTD 2025 primarily due to lower interest rates on overnight, investment and deposit holdings.
Interest expense increased $1 million in YTD 2026 compared to YTD 2025.

2026 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Effective income tax rate	—	17%	46%	38%
For the nine months ended September 30, 2026, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first nine months of 2026 we recognized $9 million of income tax expense related to the vesting of certain long-term incentive and restricted stock awards, primarily due to the vesting date price being below the grant date price. During the first nine months of 2025, we recognized $1 million of income tax expense related to the vesting of long-term incentive and restricted stock awards.
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

2026 Third Quarter Form 10-Q	34

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

Adjusted operating expenses	Represents operating expenses excluding the impact of the following: • restructuring charges.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation, and • restructuring charges.

Adjusted net income (loss)	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation, • restructuring charges, and • non-GAAP effective tax rate.(1)

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation, • restructuring charges, and • non-GAAP effective tax rate.(1)

____________________________________
(1)Non-GAAP effective tax rate excludes the income tax impact from stock-based compensation, restructuring charges, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

2026 Third Quarter Form 10-Q	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$9,408	$10,206	$9,106	$9,703	$28,884	$10,510	$28,287	$10,161
Less: Bonus payroll cost	989	1,073	729	777	4,087	1,487	3,677	1,321
Non-bonus payroll cost	$8,419	$9,133	$8,377	$8,926	$24,797	$9,023	$24,610	$8,840
Payroll cost % change period over period	3%	5%	4%	3%	2%	3%	4%	3%
Non-bonus payroll cost % change period over period	1%	2%	4%	3%	1%	2%	4%	3%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in millions)	September 30, 2026	December 31, 2025

Cash, cash equivalents and marketable securities	$599	$660
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	426	468
Client prepayments	54	135
Adjusted cash, cash equivalents and marketable securities	$119	$57
Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP):

(in millions, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Operating expenses	$209	$227	$220	$235	$660	$240	$692	$248
Less: Restructuring charges	—	—	—	—	9	3	—	—
Adjusted operating expenses	$209	$227	$220	$235	$651	$237	$692	$248
Operating expenses % change period over period	(5)%	(3)%	(4)%	(4)%	(5)%	(3)%	(1)%	(2)%
Adjusted operating expenses % change period over period	(5)%	(3)%	(4)%	(4)%	(6)%	(4)%	(1)%	(2)%

2026 Third Quarter Form 10-Q	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (loss) (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per WSEE per month)	2026		2025		2026		2025
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income (loss)	$(1)	$(1)	$(20)	$(21)	$36	$13	$26	$9
Income tax (benefit) expense	—	—	(4)	(4)	31	12	16	7
Interest expense	7	8	6	6	19	7	18	6
Amortization of SaaS implementation costs	3	3	1	1	6	2	4	1
Depreciation and amortization	10	11	11	12	31	11	33	12
EBITDA	19	21	(6)	(6)	123	45	97	35
Stock-based compensation	12	13	16	17	38	14	47	17
Restructuring charges	—	—	—	—	9	3	—	—
Adjusted EBITDA	$31	$34	$10	$11	$170	$62	$144	$52
Net income (loss) % change period over period	95%	95%	(767)%	(800)%	38%	44%	(74)%	(75)%
Adjusted EBITDA % change period over period	210%	209%	(74)%	(74)%	18%	19%	(42)%	(42)%
Following is a reconciliation of net income (loss) (GAAP) to adjusted net income (loss) (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Net income (loss)	$(1)	$(20)	$36	$26
Non-GAAP adjustments:
Stock-based compensation	12	16	38	47
Restructuring charges	—	—	9	—
Tax effect	(3)	(4)	(12)	(12)
Total non-GAAP adjustments, net	9	12	35	35
Adjusted net income (loss)	$8	$(8)	$71	$61
Net income (loss) % change period over period	95%	(767)%	38%	(74)%
Adjusted net income (loss) % change period over period	200%	(153)%	16%	(54)%

2026 Third Quarter Form 10-Q	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2026	2025	2026	2025

Diluted EPS	$(0.02)	$(0.53)	$0.95	$0.69
Non-GAAP adjustments:
Stock-based compensation	0.32	0.43	0.98	1.25
Restructuring charges	—	—	0.23	—
Tax effect	(0.08)	(0.10)	(0.31)	(0.31)
Total non-GAAP adjustments, net	0.24	0.33	0.90	0.94
Adjusted EPS	$0.22	$(0.20)	$1.85	$1.63
Diluted EPS % change period over period	96%	(857)%	38%	(74)%
Adjusted EPS % change period over period	210%	(151)%	13%	(54)%
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
We had $599 million in cash and cash equivalents at September 30, 2026, of which approximately $426 million was payable in October 2026 for withheld federal and state income taxes, employment taxes and other payroll deductions. Approximately $54 million represented client prepayments that were invoiced in October 2026. During the second quarter 2026, we borrowed $50 million under the Facility for working capital purposes related to fluctuations in the timing of funding our direct cost programs. At September 30, 2026, we had working capital of $179 million compared to $102 million at December 31, 2025. We currently believe that our cash on hand, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for at least the next 12 months and thereafter for the foreseeable future. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of September 30, 2026, we had outstanding letters of credit and borrowings totaling $420 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash used in operating activities in the first nine months of 2026 was $23 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

2026 Third Quarter Form 10-Q	38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the nine months ended September 30, 2026, the last business day of the reporting period was a Wednesday, client prepayments were $54 million and employment taxes and other deductions were $426 million. In the nine months ended September 30, 2025, the last business day of the reporting period was a Tuesday, client prepayments were $36 million and employment taxes and other deductions were $284 million.
•Workers’ compensation plan funding — During YTD 2026 and YTD 2025, we received $27 million and $28 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2026, Program Costs were less than the net premiums paid and owed to United by $50 million, which is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet at September 30, 2026. In addition, the premiums owed to United at September 30, 2026, were $63 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.
•Operating results — Our net income and adjusted net income (loss) have a significant impact on our operating cash flows. Our net income increased 38% to $36 million and adjusted net income (loss) increased 16% to $71 million in the first nine months of 2026, respectively, compared to $26 million and $61 million in the first nine months of 2025, respectively. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash used in investing activities was $8 million for the nine months ended September 30, 2026, primarily due to $26 million of property and equipment purchases, offset by marketable securities dispositions of $22 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $55 million for the nine months ended September 30, 2026. We borrowed $50 million under the Facility for general corporate purposes, paid $69 million in dividends, and repurchased or withheld $10 million in stock. In addition, client funds liability and other financing activities decreased by $26 million.

2026 Third Quarter Form 10-Q	39

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, and any available-for-sale marketable securities held by us. In addition, borrowings under our Facility, bear interest at a variable market rate. As of September 30, 2026, we had outstanding letters of credit and borrowings totaling $420 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our workers’ compensation - deposits consist of cash and highly-liquid investments, primarily money market funds.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2026 Third Quarter Form 10-Q	40

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2026 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2026 — 07/31/2026	611	$45.37	—	1,407,764
08/01/2026 — 08/31/2026	—	—	—	1,407,764
09/01/2026 — 09/30/2026	130,099	47.93	130,000	1,277,764
Total	130,710	$47.91	130,000
____________________________________
(1)During the three months ended September 30, 2026, 710 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)Our Board of Directors has approved a program to repurchase shares of our outstanding common stock, which was originally announced on January 28, 1999. From time to time, our Board of Directors has increased the number of shares authorized to be repurchased under the program. On August 1, 2023, we announced that our Board of Directors had authorized an increase of 2,000,000 shares that may be repurchased under the program. As of September 30, 2026, we were authorized to repurchase an additional 1,277,764 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the third quarter of 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

2026 Third Quarter Form 10-Q	41

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________

*	Filed with this report.

**	Furnished with this report.

2026 Third Quarter Form 10-Q	42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: October 29, 2026	By:	/s/ James D. Allison
James D. Allison
Executive Vice President of Finance, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By:	/s/ Sean P. Duffy
Sean P. Duffy
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)

2026 Third Quarter Form 10-Q	43